Form 10-K
period 2024-06-30
Legacy Education Inc.
filed 2024-10-01
CIK 1836754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 001-42283

LEGACY EDUCATION INC.

(Exact name of registrant as specified in charter)

Nevada	84-5167957
(State or jurisdiction of Incorporation or organization)	I.R.S. Employer Identification No.

701 W Avenue K, Suite 123 Lancaster, CA	93534
(Address of principal executive offices)	(Zip code)

(661) 940-9300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	LGCY	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of September 30, 2024, based upon the $4.00 per share closing price of the registrant’s common stock on the date of its initial public offering was approximately $22,868,544.00.

Number of common shares outstanding as of September 27, 2024 was 11,867,162.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	compliance with the extensive existing regulatory framework applicable to our industry or our failure to timely obtain and maintain regulatory approvals and accreditation;;

●	compliance with continuous changes in applicable federal laws and regulations including pending rulemaking by the U.S. Department of Education;

●	the effect of current and future Title IV Program regulations arising out of negotiated rulemakings, including any potential reductions in funding or restrictions on the use of funds received through Title IV Programs;

●	successful updating and expansion of the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;

●	uncertainties regarding our ability to comply with federal laws and regulations regarding the 90/10 Rule and cohort default rates;

●	successful implementation of our strategic plan;

●	our inability to maintain eligibility for or to process federal student financial assistance;

●	regulatory investigations of, or actions commenced against, us or other companies in our industry;

●	changes in the state regulatory environment or budgetary constraints;

●	enrollment declines or challenges in our students’ ability to find employment as a result of economic conditions;

●	maintenance and expansion of existing industry relationships and develop new industry relationships;

●	a loss of members of our senior management or other key employees;

●	uncertainties associated with opening of new campuses and closing existing campuses;

●	uncertainties associated with integration of acquired schools;

●	industry competition;

●	the effect of any cybersecurity incident;

●	general economic conditions; and

●	other factors discussed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

All of our forward-looking statements are as of the date of this Annual Report on Form 10-K only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10-K that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

●	Regulations promulgated by ED or other agencies could materially and adversely affect our operations, business, results of operations, financial condition and cash flows.

●	ED’s gainful employment regulation may limit the programs we can offer students and increase our cost of operations.

●	ED’s “borrower defense to repayment” regulations may subject us to significant repayment liability to ED for discharged federal student loans, posting of substantial letters of credit and other requirements that could have a material adverse effect on us.

●	A failure to maintain compliance with ED’s “financial responsibility” regulations would have negative impacts on our operations.

●	A failure to maintain compliance with ED’s “administrative capability” regulations would have negative impacts on our operations.

●	Our institutions could be subject to liabilities and sanctions if they violate statutory provisions of the Higher Education Act of 1965, as amended, and related ED regulations and guidance limiting compensation to individuals and entities involved in certain recruiting, admissions or financial aid activities.

●	Our institutions could lose their eligibility to participate in Title IV Programs if the percentage of their revenues derived from applicable federal educational assistance programs is too high.

●	Our institutions could lose their eligibility to participate in Title IV Programs or have other limitations placed upon them if their federal student loan cohort default rates are greater than the standards set forth in the HEA and implemented by ED.

●	If ED denies, or significantly conditions, recertification of any of our institutions to participate in Title IV Programs, that institution could not conduct its business as it is currently conducted.

●	If we acquire an institution, the acquisition generally constitutes a change in ownership and control that requires the institution to obtain approvals from ED and applicable state and accrediting agencies in order to remain eligible to participate in the Title IV Programs and continue to operate as an accredited institution in the states where the institution operates.

●	If we or one of our institutions undergoes a change in ownership or control, we may be required to obtain approval from ED and other regulatory agencies that oversee our institutions and may be subject to further conditions or restrictions as a result of the change.

●	Our failure to comply with laws and regulations prohibiting misrepresentations regarding our institutions could result in sanctions, liabilities or litigation that could have an adverse effect on our business and results of operations.

●	If our institutions fail to comply with regulations regarding accurate and timely refunds and returns of Title IV Program aid in connection with students who withdraw from their programs, we could be subject to liabilities and sanctions.

●	If we open new campuses or add or change new educational programs, we may be required to obtain approvals from ED and our state and accrediting agencies.

●	If our students’ access to financial aid from state sources, from federal sources other than the Title IV Programs, or from alternative loan programs is lost or reduced, it could impact our results of operations.

●	Government and regulatory agencies and third parties may conduct compliance reviews and audits or bring actions against us that could result in monetary liabilities, injunctions, loss of eligibility for the Title IV Programs or other adverse outcomes.

●	Our financial performance depends on the level of student enrollment in our institutions.

●	We compete with a variety of educational institutions and if we are unable to compete effectively, our total student enrollment and revenue could be adversely impacted.

●	Our business is subject to fluctuations caused by seasonality or other factors beyond our control, which may cause our operating results to fluctuate from quarter to quarter.

●	We rely on proprietary rights and intellectual property in conducting our business, which may not be adequately protected under current laws, and we may encounter disputes from time to time relating to our use of intellectual property of third parties.

●	An active trading market for our common stock may not develop, and you may not be able to sell your common stock at or above the initial public offering price.

●	Our stock price may be volatile, and you could lose all or part of your investment.

●	We do not intend to pay cash dividends in the future.

PART I

Throughout this Annual Report on Form 10-K, references to “we,” “our,” “us,” the “Company,” or “Legacy,” refer to Legacy Education Inc., individually, or as the context requires, collectively with its subsidiaries.

ITEM 1. BUSINESS

Overview

We provide career-focused, post-secondary education services to students at all stages of adult life, from recent high school graduates to working parents, through our accredited academic institutions: High Desert Medical College, which we acquired in July 2010, Central Coast College, which we acquired in January 2019, and Integrity College of Health. On December 31, 2019, we entered into a Membership Interest Purchase Agreement with the sole member of Integrity. We purchased from the sole member of Integrity on that date 24.5% of her interest and obtained an exclusive option to acquire her remaining membership interest upon payment of $100, which was exercised on September 15, 2020. For purposes of our financial statements, the acquisition of Integrity is deemed to have been effective as of December 31, 2019.

High Desert Medical College

HDMC was established in the State of California in 2002 and began offering classes in 2003. It started with campuses in Lancaster, California, and added its first branch in 2008 in Bakersfield, California. Due to enrollment growth and high demand for its services, HDMC expanded to add a branch campus in Temecula, California campus in order to accommodate 250 to 400 additional students. HDMC offers UT, VN, VN Associate of Applied Science degree program, Associate Degree of Nursing, nursing assistant, MRI Associate of Applied Science, cardiac sonography, pharmacy technician, dental assisting, clinical medical assisting, medical administrative assisting programs, medical billing and coding, veterinary assistant, phlebotomy technician avocational, nursing assistant avocational, and UT Associate of Applied Science degree programs. HDMC also plans to offer an emergency medical technician (EMT) program beginning in October 2024 and is in the process of obtaining approvals for the program (for which HDMC is not planning to apply for ED approval to make Title IV Program funds available for students who enroll in the program). As of June 30, 2024, HDMC had 1,537 students enrolled in its programs.

Central Coast College

CCC was established in the State of California in 1983. In 1991, CCC moved to its current location in Salinas, California to accommodate growing enrollment numbers and the addition of new training programs.

CCC offers the following certificate or degree programs: business administrative specialist, computer specialist: accounting, medical administrative assistant, medical assisting, nursing assistant, UT, UT Associate of Applied Science, veterinary assistant, veterinary technology Associate of Applied Science, and VN. CCC also offers an avocational phlebotomy technician program. CCC also has obtained approval from ACCET to offer the following programs and plans to begin doing so in October 2024, pending additional approvals: surgical technology (Associate of Applied Science), dental assisting, and sterile processing technician. CCC is also in the process of applying for approvals for a pharmacy technician program and an Associate Degree in Nursing program that it intends to provide in the future. As of June 30, 2024, CCC had 462 students enrolled in its programs.

Integrity College of Health

Integrity was established in the State of California in 2007. Integrity’s campus is located in Pasadena, California. Integrity offers VN, VN Associate of Applied Science, Registered Nurse to Bachelor of Science in Nursing (“RN to BSN”), medical assisting, medical billing and coding, veterinary assistant, and Diagnostic Medical Sonography programs. Integrity also plans to offer an emergency medical technician (EMT) program beginning in October 2024 and is in the process of obtaining approvals for the program (for which Integrity is not planning for ED approval to make Title IV funds available for students who enroll in the program). For purposes of our financial statements, Legacy Education, L.L.C. is deemed to have acquired Integrity in December 2019. As of June 30, 2024, Integrity had 167 students enrolled in its programs.

Our History

●	In 2003, HDMC began offering classes in Lancaster, CA (main campus).
●	In 2008, HDMC began offering classes in Bakersfield, CA (branch campus).
●	In October 2009, our current Chief Executive Officer, LeeAnn Rohmann founded our company.
●	In July 2010, we acquired HDMC.
●	From 2011 to 2013, HDMC received VA approval, Workers Investment Act approval and Department of Rehabilitation approval for its programs.
●	In April 2013, HDMC received ACCET accreditation.
●	In December 2013, HDMC received BVNPT accreditation of new licensed vocational nurses curriculum on a provisional basis, which provision was removed in 2017.
●	In March 2014, HDMC became eligible to participate in the Title IV Programs and, in April 2014, received its first disbursements under the Title IV Programs.
●	From 2015 to 2017, HDMC added pharmacy technician and dental assisting programs, went through re-accreditation with ACCET, received approval to participate in Cal Grant programs, and was removed from provisional status by BVNPT.
●	In January 2018, the UT AAS degree program was approved by BPPE and ACCET to offer through interactive distance learning.
●	In July 2018, HDMC received branch approval for the Temecula, CA campus.
●	In July 2018, HDMC introduced medical billing and coding programs and online UT AAS program.
●	In December 2018, we entered into the management services agreement with Integrity.
●	In December 2018, ED conducted and completed a program review at HDMC to confirm compliance with Title IV regulations, noting only minor findings.
●	In January 2019, we acquired CCC.
●	In January 2019, HDMC received approval for licensed vocational nurse students (20 students) for Bakersfield, CA.
●	In February 2019, the UT AAS degree program was approved by ED.
●	In February 2019, HDMC opened its campus in Temecula, CA.
●	In April 2020, CCC was re-accredited by ACCET through April 2025 for all programs.
●	In December 2019, we acquired a 24.5% ownership interest in Integrity.
●	In September 2020, we acquired the remaining 75.5% interest in Integrity
●	In 2021 and 2022 we received per hybrid approval for all programs, launched new accredited programs of Cardiac Sonography AAS, Vocational Nursing AAS, Ultrasound AAS in CCC, obtain Vocational Nursing program in HDMC Temecula.
●	In 2023, we launched new accredited programs of Certified Nurse Assistant program at HDMC, Magnetic Resonance Imaging AAS (HDMC), Veterinary Assisting (ICH), Vocational Nursing (CCC), RN approval (HDMC)
●	In January 2024, we started our first Associates Degree of Nursing program (HDMC).
●	In April 2024, HDMC was re-accredited by ACCET through April 2029 for all programs.

Industry Background

In the United States, the post-secondary education marked is large, fragmented, and competitive. According to National Center for Educational Statistics, as of 2022, degree granting career colleges served approximately 1.2 million undergraduate students, which was approximately 6.3% of the estimated 19.0 million total undergraduates in degree programs. Further, the COVID-19 pandemic significantly reduced the number of students enrolled in post-secondary education institutions in recent years. According to estimates released by the National Student Clearinghouse Research Center, total enrollments in all higher education sectors declined 0.7% and 2.5% in the fall of 2022 and 2021, respectively. Enrollment at proprietary colleges increased 2.6% in the fall of 2022 and declined 2.1% in the fall of 2021. The industry is heavily dependent on continued availability of federal student financial assistance under Title IV of the Higher Education Act (“Title IV Programs”), and concerns about potential reductions in such funding also could negatively affect demand for higher education.

Notwithstanding weaker demand dynamics in past years, including the more recent adverse impact from the COVID-19 pandemic, we believe that over time, demand for post-secondary education in the United States will continue to increase as a result of demographic, economic, and social trends. The 2022 U.S. Census Bureau reported that approximately 64.5 million adults over the age of 25 in the United States did not have more than a high school education, and approximately 33.0 million adults over the age of 25 had some college experience but had not completed a college degree. Other trends that could positively impact demand for our programs include:

●	increasing demand by employers for certain types of professional and skilled workers;

●	growth in the number of high school graduates from 2.8 million in 1999-2000 to an estimated 3.7 million in 2019-2020, according to the National Center for Education Statistics;

●	the significant and measurable income premium and enhanced employment prospects attributable to post-secondary education;

●	a number of initiatives underway to reduce the cost of a post-secondary education; and

●	a continued demand from working adults for programs offered by accredited institutions.

Our Market Opportunity

We believe that the community college system in California, where we currently operate, is not meeting current educational and workforce needs. Plagued by poor completion rates, uncertain career pathways and corresponding poor job placement rates, California community colleges are not the stepping stones to success they once were. Aspiring students who want in-demand skills are often stuck between choosing an expensive four-year school with course requirements unrelated to their interests, on one hand, and a community college that lacks a clear mission and the ability to place them in their desired careers, on the other hand.

Our colleges directly address this employment need through our focused, high-quality programs. Our campuses are strategically located near hospitals and clinics to allow easy access for our students to externships and full-time employment opportunities.

The geographic footprint of our colleges extends from Southern to Central California, home to approximately 24 million people, including an aging population who will depend on the skills our students are able to provide as healthcare workers.

Our target demographic is early to mid-20-year-old with a desire to better their economic situation by choosing a program with strong job opportunities, primarily within a 100-mile radius of each campus for most programs for ease of drive and availability. Students choose a for-profit career college because they can get trained and on the job within months. Prospective students need caring career direction and advice, more so than your traditional college students.

According to the Bureau of Labor Statistics, employment in the healthcare industry is projected to grow 16% from 2020 to 2030 resulting in over 2.6 million new jobs. This growth rate is much stronger than other industries. In addition, the aging population has a greater demand for healthcare.

Our Growth Strategies

Our growth strategy goals consist of the following:

●	Plan for moderate growth in existing programs.

●	Approval of registered nursing programs in Bakersfield and Salinas, California.

●	Add Associate of Applied Sciences degrees to our shorter programs.

●	Add registered dental assisting to our dental assistant program.

●	New programs in dental hygiene and surgical technician.

●	Continued Launch of new program offerings, including online offerings.

●	Launch new branch campuses, including in Fresno and Santa Ana, California and beyond.

●	Acquire new institutions (new locations, new programs) outside of California, including in Nevada, Colorado and New Mexico and programs in business, automotive and trade to increase national footprint.

●	Meet benchmark standards for completion and placement.

Our business strategy is based on helping our graduates succeed, which we believe will drive our financial results. To that end, we are pursuing the following operating strategies:

●	Focusing on student and graduate success, including improving retention rates while maintaining high standards of academic quality and rigor;

●	Maintaining and improving upon our ability to offer affordable degrees, where graduates receive a high return on their investment;

●	Expanding and optimizing our relationship-based marketing efforts and increasingly personalizing the prospective student experience; and

●	Further strengthening and expanding our product offering and the alignment of our offering with employer needs.

We are focused on the following operational priorities to deliver these strategies:

Curriculum and Assessment. Across our portfolio, we continue to refine and implement best practices for teaching and learning models and focus on learner success to improve completion rates and align the curriculum to employers’ needs to drive career success. Our goal is to further strengthen our position as a recognized leader in high quality learning.

We are committed to delivering a superior academic, professionally aligned, real-world education to our students. We seek to develop a deep understanding of the professions we serve and the competencies required of skilled professionals in these fields. This commitment guides the development of our curricula, the recruitment of our faculty and staff, and the design of our support services.

Graduate Success. We look for opportunities to improve our student’s educational experience and increase the likelihood of students successfully completing their programs. Our programs surround students with a supportive, flexible, and engaging environment to help them achieve academic success. To foster that environment, we maintain a comprehensive focus on improving early cohort persistence, a personalized on-boarding experience for new learners, simplified administrative interactions, and continuous improvements in the quality and frequency of interaction between our learners and our faculty.

Relationship-Based Marketing. We continue to focus on building our brands and establishing our strong differentiation as a provider of high quality and professionally aligned educational offerings as well as an innovative and leading provider of job-ready skills for the 21st century workforce. We continue to expand on this differentiation through a variety of initiatives, including creating brand recognition, optimizing marketing efforts, interacting with prospective students earlier in the decision process and expanding strategic employer relationships. Our marketing strategy is designed to attain greater strategic control over our new enrollment growth and strengthen engagement with prospective as well and current students and graduates, who can act as advocates for our institutions.

Innovation and Diversification. We seek to expand the addressable market by investing in innovation, student success, academic infrastructure, and new business models. We also seek to drive growth through a multifaceted strategy of enhancing existing program offerings, developing new and innovative programs, and branching and acquisitions.

Competition

The for-profit, post-secondary education industry is highly competitive and highly fragmented with no single participant controlling a significant market share. We compete for students with traditional public and private two-year and four-year degree-granting accredited colleges and universities, other proprietary degree-granting accredited schools, and alternatives to higher education. In addition, we face competition from various non-traditional, credit-bearing and noncredit-bearing education programs, provided by both proprietary and not-for-profit providers, including massive open online courses offered worldwide without charge by traditional educational institutions and other direct-to-consumer education services. As the proportion of traditional colleges providing alternative learning modalities increases, we will face increasing competition for students from traditional colleges, including colleges with well-established reputations for excellence. As online learning matures as a modality for education delivery across higher education, we believe that the intensity of the competition we face will continue to increase.

We believe the key factors affecting our competitive position include the quality of the programs offered, the quality of other services provided to students, our reputation among students and in the general marketplace, the cost and perceived value of our offerings, the employment rate and terms of employment for our graduates, the ease of access to our offerings, the quality and reputation of our faculty and other employees, the quality of our campus facilities and online platform, the time commitment required to complete our program and obtain a degree, the quality and size of our alumni base, and our relationship with other learning institutions.

Some of our local competitors include San Joaquin Valley College, Charter College Lancaster, Career Care Institute, UEI College, Bakersfield College and the Pima Medical Institute. Such competitors may have greater financial resources and greater brand recognition than us. For example, public institutions receive government subsidies and other financial sources not available to for-profit schools.

Marketing and Recruiting

We use a variety of marketing and recruiting methods to attract students and increase enrollment. Our marketing and recruiting efforts are targeted at prospective students who are high school graduates entering the workforce, or who are currently underemployed or unemployed and require additional training to enter or re-enter the workforce.

Marketing and Advertising. We advertise through a variety of marketing channels to inform prospective students interested in entering or advancing their healthcare careers about the college and the programs we offer. We utilize a fully integrated marketing approach in our lead generation and admissions process that includes the use of traditional media such as radio, billboards, direct mail, a variety of print media and event marketing campaigns. Our digital marketing efforts, which include paid search, search engine optimization, online video and display advertising and social media, have grown significantly in recent years and currently drive the majority of our new student leads and enrollments. Our websites’ integrated marketing campaigns direct prospective students to call us or visit the HDMC, CCC and Integrity websites where they will find details regarding our programs and campuses and can request additional information regarding the programs that interest them.

Referrals. Referrals from current students, high school counselors and satisfied graduates and their employers have historically represented approximately 36% of our new enrollments. Our school administrators actively work with our current students to encourage them to recommend our programs to prospective students. We continue to build strong relationships with high school guidance counselors and instructors by offering annual seminars at our training facilities to further familiarize these individuals on the strengths of our programs.

Recruiting. Our recruiting efforts are conducted by a group of approximately 10 campus-based and field representatives who meet directly with prospective students during presentations conducted at high schools, or during a visit to one of our campuses.

Student Support

Admissions. Students enrolling in our programs must have a high school diploma or a General Educational Development Certificate and demonstrate competence in writing and logical reasoning. Students must also complete an application and pass one or more entrance assessments, including the Wonderlic Scholastic Level Exam (SLE) or HESI for the Veterinary Nurse program. While each of our programs has different admissions criteria, we screen all applications and counsel the students on the most appropriate program to increase the likelihood that our students complete the requisite coursework and obtain and sustain employment following graduation. As of June 30, 2024, our diverse student body war comprising 72% Hispanic, 10% White, 6% Black/African American, 5% Asian, and 2% American Indian students. The age distribution shows 43% of our students are 25 and older, while 57% are 24 and younger, with a significant majority of 92% being women and 8% men.

Enrollment. We enroll students continuously throughout the year, with our largest classes enrolling in late summer or early fall following high school graduation. We had 2,187 students enrolled as of June 30, 2024, an increase of 28.2% compared to 1,705 students as of June 30, 2023 Our expanding student body reflects the trust and confidence in our educational offerings and our ability to prepare students for successful careers.

The chart below outlines our quarterly consolidated new student starts and end of quarter student enrollment across our colleges.

	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024
Consolidated
Starts	500	273	504	391	627	337	570	497
Ending Enrollment	1,727	1,648	1,799	1,705	2,024	1,912	2,166	2,187
Year over Year (%)
Starts					25%	23%	13%	27%
Ending Enrollment					17%	16%	20%	28%

Retention. To maximize student retention, the staff at each school is trained to recognize the early warning signs of a potential drop and to assist and advise students on academic, financial, employment and personal matters. We monitor weekly our retention rates by instructor, course, program and school. When we become aware that a particular instructor or program is experiencing a higher than normal dropout rate, we quickly seek to determine the cause of the problem and attempt to correct it. When we identify that a student is experiencing difficulty academically, we offer tutoring, remediation and assistance and guidance from the program director. With an average program retention rate of 86%, our focus on student success and support throughout their educational journey is evident.

Outcome. Our core mission is to prepare students for competitive careers in their chosen fields. As of June 30, 2024, we boast an average placement rate of 78%, with individual rates of 76% for High Desert Medical College, 73% for Central Coast College, and an impressive 85% for Integrity College of Health. Additionally, our students have achieved a 79% NCLEX Pass Rate and a 64% Vet Tech Pass Rate, demonstrating the effectiveness of our programs.

Faculty and Employees

Across the organization, we seek to hire faculty who have teaching and/or practitioner experience in their particular discipline and who possess significant and appropriate academic credentials. We hire our faculty in accordance with established criteria set by the California Code of Regulations and accreditation standards, including relevant work experience and educational background. We require meaningful industry experience of our teaching staff in order to maintain the quality of instruction in all of our programs and to address current and industry-specific issues in our course content. In addition, we provide intensive instructional training and continuing education, including quarterly instructional development seminars, annual reviews, technical upgrade training, faculty development plans and weekly staff meetings.

We also employ non-faculty staff in student services, academic advising and academic support, enrollment services, administration, financial aid, information technology, human resources, finance and other administrative functions. The staff of each campus typically includes a campus director, a career services coordinator, a financial-aid officer and a career advisor and instructors, all of whom are industry professionals with experience in our areas of study.

As of June 30, 2024, we had approximately 68 full-time faculty, including program directors, as well as approximately 71 part-time faculty.

As of June 30, 2024, we and our institution also employed approximately 127 combined non-faculty staff in the areas of university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with us.

Education Regulations

As a provider of postsecondary education, we are subject to extensive regulation by federal, state and accrediting agencies. The applicable educational regulatory requirements cover virtually all phases of the operations of our institutions, including, but not limited to, educational program offerings, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, data security and privacy, adequacy and substantiation of graduation and job placement rates and other student outcomes, distribution of information to current and prospective students, professional licensure requirements, payment of refunds to students who withdraw, the receipt of federal and state financial aid by our students (including institutional, programmatic, and student eligibility requirements), private and institutional loan programs, distance education, third party servicers, written arrangements with other institutions or organizations to provide some or all of an educational program, student complaints, student services, student admissions, transfer of academic credits, acquisitions or openings of new institutions, additions of new campuses and educational programs, closure or relocation of existing locations and changes in corporate structure and ownership.

Each of our institutions (HDMC, CCC, and Integrity) participate in the Title IV Programs, as well as other federal and state financial aid programs and are subject to extensive regulation by ED, other federal and state educational agencies and accreditors. CCC and HDMC are approved to offer, and must comply with applicable requirements related to, veterans education assistance administered by the Department of Veterans Affairs (“VA”), Cal Grants administered by the California Student Aid Commission, and funds administered under the Workforce Innovation and Opportunity Act. We derive a substantial portion of our revenue and cash flows from the Title IV Programs and a significant portion of our students rely on financial aid received under the Title IV Programs in order to attend our institutions. To participate in the Title IV Programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting body recognized by ED, hold programmatic accreditation if required by a state or federal agency (including as a condition of employment in the occupation for which the institutional program prepares the students), and be certified by ED as an eligible institution.

The laws, regulations, standards and policies of our regulators change periodically and are subject to new and changing interpretation by our regulators. Changes in, or new interpretations of, applicable laws, regulations, standards, or policies, or our failure to comply with those laws, regulations, standards, or policies could have a material adverse effect on our receipt of funds under the Title IV Programs and other federal and state financial aid programs, the accreditation of our institutions and programs, the authorization of our institutions to operate in various states, our permissible activities, or our costs of doing business. We cannot predict with certainty how all of the requirements applied by our regulators will be interpreted or whether our institutions will be able to comply with these requirements in the future. Given the complex nature of these requirements and the fact that they are subject to interpretation, it is possible that we may inadvertently violate these laws, regulations, standards, or policies. If we are found to have violated any applicable regulations, laws, standards or policies, we may be subject to liabilities, sanctions, and other consequences. See “Risk Factor - If our institutions fail to comply with the extensive regulatory requirements applicable to our business, we could incur financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students, loss of accreditation, or loss of our authorization to operate our institutions or our educational programs.”

Under the provisions of the HEA, an institution must apply to ED for continued certification to participate in the Title IV Programs at least every six years or when it undergoes a change in ownership resulting in a change of control. ED defines an institution to consist of both a main campus and its additional locations, if any. Under this definition, for ED purposes, we operate the following three institutions, collectively consisting of three main campuses and two additional locations: HDMC with locations in Lancaster, Bakersfield, and Temecula, CCC with a location in Salinas, and Integrity with a location in Pasadena. Generally, the recertification process includes a review by ED of an institution’s educational programs and locations, administrative capability, financial responsibility and other oversight categories. The current expiration date of the program participation agreements for HDMC and CCC is September 30, 2026. Integrity is currently participating in the Title IV Programs under a temporary provisional program participation agreement in connection with its change in ownership and control resulting from our acquisition of the institution. The temporary provisional program participation agreement had an expiration date of November 30, 2020 but continues on a month-to-month basis thereafter based on the institution’s submission to ED of certain required documentation and remains in effect until the conclusion of ED’s review of Integrity’s pending application for approval of its change in ownership and control.

ED typically provides provisional certification to an institution following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons, including, but not limited to, noncompliance with certain standards of administrative capability and financial responsibility. Our Integrity institution is currently approved under a temporary provisional program participation agreement which (as described in a subsequent section) permits an institution to continue participating in the Title IV Programs on a month-to-month basis while ED reviews the change in ownership and as long as the institution timely submits certain documentation to ED during the process. An institution that is provisionally certified receives fewer due process rights than those received by other institutions in the event ED takes certain adverse actions against the institution, is required to obtain prior ED approvals of new campuses and educational programs and may be subject to heightened scrutiny by ED. However, provisional certification does not otherwise limit an institution’s access to Title IV Program funds.

On October 31, 2023, ED published a final rule revising its Title IV Program certification regulations with an effective date of July 1, 2024. The rule codifies additional grounds for placing an institution on provisional certification, including a determination by ED that an institution is at risk of closure and ED’s consideration of supplementary performance measures that include an institution’s withdrawal rate, recruiting expenses, and licensure pass rate. The revised certification regulations also increase the number of requirements contained in an institution’s Program Participation Agreement (including, for example, a requirement to comply with all state laws related to closure), require certain ownership entities to sign the Program Participation Agreement, establish new standards for maximum program length (including a prohibition on the length of certain educational programs from exceeding the required minimum number of hours established by applicable state(s) for entry-level training requirements for the occupation for which the programs train students), requires certification that an institution’s programs meet applicable educational requirements for graduates to obtain required occupational licensure or certification in a state, and restricts the ability of institutions to withhold transcripts. The revised regulations also impose new potential conditions on provisionally certified institutions, including but not limited to the submission of teach-out and/or document retention plans, growth restrictions, acquisition restrictions, additional reporting requirements, limitations on written arrangements, and additional conditions applicable to institutions found to have engaged in substantial misrepresentations or institutions seeking to convert to nonprofit status following a change in ownership. The revised certification regulations are expansive, complex and could be difficult for our institutions to comply with its applicable requirements as interpreted by ED. If ED finds that any of our institutions do not fully satisfy all required eligibility and certification standards, ED could limit, condition, suspend, terminate, revoke, or decline to renew our institutions’ participation in the Title IV Programs or impose liabilities or other sanctions. Continued Title IV Program eligibility is critical to the operation of our business. If our institutions become ineligible to participate in the Title IV Programs, or have that participation significantly conditioned, we may be unable to conduct our business as it is currently conducted which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

State Authorization. Our institutions are subject to the educational laws and regulations of the State of California where our physical campuses are located. We also may be subject to the educational laws of other states if we acquire a new institution in the state or if one of our institutions adds a new campus in the state or otherwise conducts other operations in the state covered by applicable state educational law including, but not limited to, student recruitment, advertising, or certain types of distance education. State educational laws establish standards and requirements for, among other things, student instruction, faculty qualifications, campuses and facilities, educational programs, financial stability, administrative staff, marketing and recruiting, distribution of information to current and prospective students, payment of refunds to students who withdraw, private and institutional loans, distance education, student services, student complaints, student admissions, transfer of academic credits, substantive changes, acquisitions, and policies and minimum graduation and job placement outcomes for institutions and/or their individual educational programs. Our institutions are authorized to operate by the California Bureau for Private Postsecondary Education (“BPPE”). We also may be required to obtain approvals and comply with requirements of state agencies that regulate certain occupational educational programs such as, for example, VN and phlebotomy. The California Board of Registered Nurses approves the Associate degree of Nursing program at HDMC. The VN programs at HDMC and Integrity are approved by BVNPT. The phlebotomy programs at HDMC and CCC are approved by California Department of Public Health. In addition, we are subject to state consumer protection laws.

Attorneys general in many states have become more active in enforcing consumer protection laws, including, for example, laws related to marketing, advertising and recruiting practices and the financing of education at for-profit educational institutions. Further, some state attorneys general have partnered with the CFPB, the FTC, and other federal and state agencies to review industry practices and collaborate on enforcement actions against educational institutions. These actions increase the likelihood of scrutiny of marketing, advertising, recruiting, financing, and other practices of educational institutions and may result in unforeseen consequences, increasing risk and making our operating environment more challenging.

Adverse media coverage regarding the allegations of state consumer protection law violations by us or other for-profit education companies could damage our reputation, result in decreased enrollments, revenues and profitability and have a negative impact on our stock price. Such coverage could also result in continued scrutiny and regulation by ED, Congress, accreditors, state legislatures, state attorneys general or other governmental authorities of us and other for-profit educational institutions.

State education laws and regulations may limit our campuses’ ability to operate or to award degrees, diplomas, or certificates or offer new programs. Moreover, under the HEA, authorization by state education agencies is necessary to maintain eligibility to participate in the Title IV Programs. ED regulations also require institutions offering postsecondary education through distance education to students located in a state in which the institution is not physically located (as determined by the institution at the time of a student’s initial enrollment and, if applicable, upon formal receipt of information from the student that their location has changed to another state) to meet state educational requirements in that state or participate in a state authorization reciprocity agreement in order to disburse Title IV funds to such students. We have obtained approval to offer portions of our programs via distance education from ACCET for CCC and HDMC, ABHES for Integrity, and from BPPE for HDMC, CCC, and Integrity. The State of California does not, however, presently participate in any state authorization reciprocity agreement whereby our institutions may offer programs via distance education to students located in other states without our applicable state authorizations from those other states. Our institutions presently do not have any state postsecondary authorizations outside of California. In addition, an institution must make disclosures readily available to enrolled and prospective students regarding whether programs leading to professional licensure or certification meet state educational requirements, and provide a direct disclosure to students in writing if the program leading to professional licensure or certification does not meet state educational requirements in the state in which the student is located (which is only California for our current students). Under ED’s rules effective July 1, 2024, an institution must certify that its programs satisfy the applicable educational requirements for professional licensure or certification needed to practice or find employment in an occupation for which the program prepares a student in the state in which the school or where a student is located or intends to seek employment (which, although our current students are located in California, could be a state other than California and could require us to refrain from enrolling students in a state if our program does not satisfy the applicable educational requirements in the state). We believe the Title IV-eligible educational programs offered by our institutions satisfy all currently applicable state educational requirements for professional licensure or certification. ED also commenced a negotiated rulemaking process to develop new regulations on topics that include state authorization and convened a negotiated rulemaking committee to consider proposals from January through March 2024. On July 17, 2024, ED announced that proposed rules related to cash management, state authorization and accreditation will be published by next year. We cannot predict the ultimate timing or content of any new regulations that might emerge from this process. See Risk Factors at “Additional ED or other rulemaking could materially and adversely affect our operations, business, results of operations, financial condition and cash flows.”

State legislatures often consider legislation affecting regulation of postsecondary educational institutions. Our institutions are located in California which has expansive laws and regulations impacting for-profit schools like our institutions. Enactment of this legislation and ensuing regulations, or changes in interpretation of existing regulations, may impose substantial costs on our institutions and require them to modify their operations in order to comply with the new regulations. If we are unable to comply with applicable past, current or future state education, consumer protection, licensing, authorization or other requirements, or determine that we are unable to cost effectively comply with new or revised requirements, we could be subject to liabilities, sanctions and other consequences. See “Risk Factor – Any failure to comply with educational laws and regulatory requirements, including educational requirements, or new state legislative or regulatory initiatives affecting our institutions, could have a material adverse effect on our total student enrollment, results of operations, financial condition and cash flows.”

Institutional Accreditation. In the U.S., accrediting agencies are non-governmental entities that periodically review the academic quality of an institution’s instructional programs and its administrative and financial operations to ensure the institution has the resources to perform its educational mission. Accrediting agencies impose standards that extend to most aspects of an institution’s operations and educational programs including, but not limited to, requirements to maintain threshold graduation and job placement rates for its educational programs. HDMC and CCC are currently accredited by ACCET through April 2029 and April 2025, respectively. Integrity is accredited by ABHES through February 2026. ED requires an institution to be accredited by an ED-recognized accrediting agency in order for the institution to participate in the Title IV Programs. ACCET and ABHES are ED-recognized accrediting agencies. The failure to comply with accreditation standards could subject an institution to additional requirements, sanctions, and consequences including the potential loss of accreditation. See “Risk Factor - If one or more of our institutions fails to maintain institutional accreditation, or if certain of our programs cannot obtain or maintain programmatic accreditation, our student enrollments would diminish and our business would suffer.”

Programmatic Accreditation. Many states and professional associations require professional programs to be accredited. While programmatic accreditation is not a sufficient basis to qualify for institutional Title IV Program certification, programmatic accreditation may improve employment opportunities for program graduates in their chosen field. Moreover, ED requires an institution to hold programmatic accreditation for an educational program if required by a state or federal agency (including as a condition of employment in the occupation for which the institutional program prepares the students). The veterinary technology program at CCC is accredited by American Veterinary Medical Association. Integrity’s Registered Nurse to Bachelor of Science in Nursing holds pre-accreditation candidacy status from the Commission for Nursing Education Accreditation. All of the Title IV-eligible educational programs offered by our institutions are within the scope of institutional accreditation from either ACCET or ABHES, and we do not believe any of our Title IV-eligible educational programs that do not hold programmatic accreditation are required to hold programmatic accreditation by any currently applicable state or federal agency. Those of our programs that do not have programmatic accreditation, where available, or fail to maintain such accreditation, may experience adverse publicity, loss of access to Title IV funds, declining enrollments, litigation or other claims from students or suffer other adverse impacts, which could result in it being impractical for us to continue offering such programs.

ED Recognition of Accrediting Agencies. Our participation in the Title IV Programs is dependent on ED continuing to recognize the accrediting agencies that accredit our colleges and universities. Each of our institutions currently are accredited by an ED-recognized accrediting agency. The standards and practices of these agencies have become a focus of attention by state attorneys general, members of Congress, ED’s Office of Inspector General and ED over recent years, and are the subject of upcoming rulemaking. ED held negotiated rulemaking sessions between January and March 2024, and the negotiators did not reach consensus on proposed language. ED proposed expanding requirements related to accrediting agencies’ conflict of interest policies and student achievement standards, for example. On July 17, 2024, ED announced that proposed rules related to cash management, state authorization and accreditation will be published by next year. ED has indicated during negotiated rulemaking its intent to require accreditors to take action against institutions more promptly when accreditors identify noncompliance and to modify accreditor review of substantive changes and limit the time an institution can remain in noncompliance with accrediting agency standards, which could increase the amount of enforcement activities by accrediting agencies against institutions like ours. ED also proposed expanding requirements related to accrediting agencies’ conflict of interest policies and student achievement standards, for example.

This focus may make the accreditation review process longer and potentially more challenging for our institutions when they undergo their normal accreditation review processes. It may also make the process by which ED evaluates and recognizes accreditors as appropriate Title IV Program gatekeepers longer and more challenging for our accreditors. ED recognized accreditors are facing increased political pressure as part of this recognition process to apply heightened levels of scrutiny or review and/or apply new requirements or standards to for-profit institutions. These pressures may result in future modifications to accreditation criteria, practices or other policies and procedures, with which our institutions may not be able to comply. If ED withdraws recognition from ACCET and/or ABHES, ED may continue our schools’ eligibility for a period of up to 18 months from the date of the withdrawal of recognition, and our schools could apply for accreditation from the other ED-recognized accrediting agencies. ED could impose provisional certification and other conditions and restrictions on our schools during this period. If ACCET and/or ABHES lose recognition from ED and our schools are unable to obtain accreditation from a different ED-recognized accrediting agency in the quired time period, our schools could lose eligibility to participate in Title IV Programs.

Congressional Action. The U.S. Congress must periodically reauthorize the HEA and other laws governing the Title IV Programs and annually determine the funding level for each Title IV Program, and may pass new laws or revise existing laws at any time. Political and budgetary concerns significantly affect the Title IV Programs. We cannot predict when or whether Congress will consider or vote on legislation to reauthorize the HEA or to create new laws or revise existing laws. Furthermore, we cannot predict with any certainty the outcome of the HEA reauthorization process nor the extent to which any legislation that Congress could adopt at any time could materially affect our business, financial condition and results of operations. However, recent elections have increased the number and influence of legislators and regulators who have been critical of the for-profit postsecondary education sector that includes our institutions, which has led and could continue to lead to significant legislative changes in connection with amendments to the HEA, annual appropriations, or other changes to laws, that have been and may continue to be adverse to our institutions and other for-profit institutions. Moreover, current requirements for student or school participation in Title IV Programs may change or one or more of the present Title IV Programs could be replaced by other programs with materially different student or school eligibility requirements. For example, ARPA was signed into law in March 2021 and included, among other things, a provision that amended the 90/10 Rule in the HEA. See “Risk Factors - Our institutions could lose their eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from applicable federal student aid programs is too high.” If we cannot comply with the provisions of the HEA, as they may be enforced or amended, or if the cost of such compliance is excessive, or if funding is materially reduced, our revenues or profit margin could be materially adversely affected.

Financial Value Transparency and Gainful Employment Regulations. In May 2021, ED announced its intention to initiate a rulemaking process on several topics, including gainful employment. On May 19, 2023, ED published a notice of proposed rulemaking on financial value transparency and gainful employment, and on October 10, 2023, ED published final regulations which became effective on July 1, 2024. Multiple lawsuits have been filed challenging these regulations, however, we cannot predict the outcome of these cases. The financial value transparency and gainful employment regulations include standards for annually evaluating postsecondary educational programs based on the calculation of debt-to-earnings rates and an “earnings premium” measure. The rule establishes formulae for calculating these rates using data such as student debt, student earnings data, and median earnings data for working adults with only a high school diploma or GED, which the rule uses to compare to median earnings data of the institution’s graduates. Under the regulations, ED will annually calculate and publish the debt-to-earnings rates and median earnings data for our educational programs. If these calculations show that any of our educational programs do not comply with debt-to-earnings or median earnings regulatory thresholds for two of three consecutive years, those educational programs would lose Title IV Program eligibility. ED also requires institutions to provide warnings to current and prospective students about programs in danger of losing of Title IV Program eligibility which could negatively impact our retention of current students and enrollment of new students in these programs. The regulations also require certifications and data reporting to ED and providing required student disclosures related to gainful employment. Some of the data ED will use to calculate the debt-to-earnings rates and earnings premium measures is not yet readily accessible to institutions. Therefore, it is difficult for us to predict how our institutions will perform under the new standards and the extent to which our programs could lose Title IV Program eligibility under the new standards. We also do not have control over some of the factors that could impact the rates and measures for our programs which could make it difficult to mitigate the impact of the regulations on our programs. However, the new regulations could require us to modify or eliminate programs to comply with the new regulations and could result in the loss of Title IV Program eligibility for our programs that fail to comply with the regulations which could have a material adverse effect on our student population and our revenues. See “Risk Factor - ED’s financial value transparency and gainful employment regulations may limit the programs we can offer students and increase our cost of operations.”

Borrower Defense to Repayment Regulations. In 1994, pursuant to certain provisions of the Higher Education Act, ED published its first version of the “borrower defense to repayment” (“BDR”) regulations which generally allow federal student loan borrowers to assert a defense to repaying their federal loans based on the conduct of the institution they attended. The amount of loans discharged by ED pursuant to an adjudicated BDR claim may be assessed by ED as a Title IV Program liability against the institution. On November 1, 2016, the Department adopted revised BDR regulations that became effective on July 1, 2017. Under the 2017 version of the BDR regulations, borrowers with federal student loans disbursed after July 1, 2017 can assert a defense to repayment and be eligible for relief based on a nondefault, favorable, contested judgement against the institution from a state or federal court; a claim that the institution failed to perform its obligations under a contract with the student or a claim the institution committed a “substantial misrepresentation” on which the borrower reasonably relied to his or her detriment. On September 23, 2019, the Department again revised its BDR regulations effective July 1, 2020, and created a distinct standard and process for BDR applications applicable to federal student loans first disbursed after July 1, 2020. Under the 2019 version of the BDR regulations, a borrower can assert a defense to repayment and be eligible for relief if the borrower establishes that the institution made a misrepresentation of material fact upon which the borrower reasonably relied in deciding to obtain their loan; the misrepresentation related to the borrower’s enrollment or continuing enrollment at the institution or the provision of education services for which the loan was made; and the borrower was financially harmed by the misrepresentation..

On November 1, 2022, ED again revised the BDR regulations with an effective date of July 1, 2023. The 2022 version of the BDR regulations included amendments regarding, among other things, (i) acts or omissions by or on behalf of an institution of higher education a borrower may assert as a defense to repayment of certain Title IV Program loans; (ii) procedures for adjudicating borrower defense claims, and (iii) prohibiting the use of mandatory pre-dispute arbitration clauses and class action waivers in enrollment agreements and requiring disclosures of judicial and arbitration filings and awards pertaining to a borrower defense claim.

Among other things, the revised 2022 version of the BDR regulations also amended the processes for borrowers to receive from ED a discharge of the obligation to repay certain Title IV Program loans when the BDR applications is received on or after, or pending with ED as of July 1, 2023. The revised 2022 version of the BDR regulations applies the revised federal BDR standard to all BDR claims received on or after, or pending with the Secretary as of July 1, 2023, but would not allow for recovery against institutions for discharged amounts first disbursed prior to July 1, 2023 unless the BDR claim would have been approved under the substantive BDR standard applicable to the time period in which the loan was disbursed as set forth in the prior versions of the BDR regulations. The defenses to repayment are based on certain acts or omissions, including misrepresentations by an institution or a covered party. The regulations establish detailed procedures and standards for the loan discharge processes, including the information required for borrowers to receive a loan discharge, and the authority of ED to seek recovery from the institution of the amount of discharged loans. The 2022 version of the revised BDR regulations were to take effect on July 1, 2023, in addition to certain closed school loan discharge provisions part of the same rule, but are currently enjoined by the U.S. Court of Appeals for the Fifth Circuit, pursuant to litigation captioned Career Colleges and Schools of Texas v. U.S. Department of Education, No. 23-50491. The Career Colleges and Schools of Texas (“CCST”) filed a complaint challenging the regulations in February 2023. In April 2024, the Fifth Circuit granted a preliminary injunction to block enforcement of the revised 2022 version of the BDR regulations while the case is pending. Therefore, the amendments to the BDR regulations that were to take effect on July 1, 2023 are not in effect, but the previous BDR regulations in effect prior to July 1, 2023, generally remain in effect in the meantime and apply different substantive standards and procedures based on when a BDR claimant’s loans were disbursed. We cannot predict the outcome of this case or if and when the revised BDR regulations could take effect.

On June 22, 2022, ED reached a settlement with plaintiffs in the case titled Sweet v. Cardona, which was filed by student loan borrowers to challenge ED’s adjudication of BDR claims. The settlement resulted in automatic relief of claims pending as of June 22, 2022 that were filed against institutions on a list of about 150 institutions named in the settlement agreement, which did not include any of our institutions. In addition, under the settlement, any borrower who filed a defense to repayment claim between June 22, 2022 and November 15, 2022 are “Post-Class Applicants” whose applications will be adjudicated under the 2016 version of the BDR regulations and will be decided by January 2026. HDMC received and timely responded to seven BDR applications from Post-Class Applicants. CCC and Integrity have not received any BDR applications from Post-Class Applicants. It is possible that we could receive BDR claims in the future. If we or our representatives are found to have engaged in certain acts or omissions under the broad definitions contained in the 2016 version of the BDR regulations, or other BDR regulations that could be in place in the future, we could be subject to substantial repayment obligations and subject to other sanctions.

The enjoined 2022 version of the BDR regulations, and the versions of the BDR regulations that are currently in effect and that could be in effect in the future, could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate, including a requirement that our institutions to submit a letter of credit based on expanded standards of financial responsibility. See “Financial Responsibility Standards.”

The current ED administration has been more active in processing BDR applications and has recently distributed claims to institutions for an opportunity to respond to borrower allegations. ED may, on its own or in response to other constituencies, allocate additional resources to reviewing and adjudicating BDR applications from federal student loan borrowers. We cannot predict how many BDR applications have been filed by our former students, but if we receive such claims from ED, we may incur significant costs in responding to the borrower allegations and, if adjudicated as valid by ED, repaying the federal government for the amount of loans discharged pursuant to such claims.

90/10 Revenue Test. Under the HEA, a proprietary institution that derives more than 90% of its total revenue from the Title IV Programs or, for fiscal years beginning on or after January 1, 2023 from all federal educational assistance funds) for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV Programs and may not reapply for eligibility until the end of at least two fiscal years (“90/10 Rule”). An institution whose receipts of applicable funds exceeds 90% of revenue for a single fiscal year will be placed on provisional certification, be required to notify ED and its students of the possibility of a loss of Title IV Program eligibility, and may be subject to other enforcement measures, including a requirement to submit a letter of credit. See “Financial Responsibility Standards.” If an institution violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, ED would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

We have calculated the 90/10 Rule percentage for the 2023, 2022 and 2021 fiscal years as follows for HDMC, CCC and Integrity: HDMC 84.53%, 82.17% and 84.24%; CCC 74.48%, 72.34% and 71.18%; and Integrity 88.14%, 85.43% and 89.47, respectively. Our 90/10 calculations are subject to review and potential recalculation by ED. As a result, we do not expect the ARPA amendment to the 90/10 Rule to apply to our 90/10 Rule percentages until our 2023 fiscal year. In addition, the 90/10 Rule is complex and there is some ambiguity in certain technical aspects of the calculation methodology by ED under the 90/10 Rule. If ED comes out with additional guidance of interpretations that are different than our interpretations, ED could recalculate the 90/10 Rule percentages of our institutions, which could result in one or more of the percentages exceeding 90 percent. A loss of eligibility to participate in Title IV Programs for any of our institutions would have a significant impact on the rate at which our students enroll in our programs and on our business and results of operations. Moreover, if an institution violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, ED would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

The American Rescue Plan Act (“ARPA”) amended the 90/10 Rule by treating other federal student financial assistance funds in the same manner as Title IV Program funds in the 90/10 Rule calculation. This amendment requires our institutions to limit the combined amount of Title IV Program funds and other federal student financial assistance funds in a fiscal year to no more than 90% in a fiscal year as calculated under the 90/10 Rule. ED published final regulations on the 90/10 Rule on October 28, 2022. The final regulations became effective July 1, 2023 and applied to fiscal years beginning on or after January 1, 2023 (which will be the fiscal year ending June 30, 2024 for our schools). The new rule modified how institutions counted revenue when calculating compliance with the 90/10 Rule, and added a requirement to notify students of the potential loss of eligibility resulting from not meeting the 90/10 standard, among other changes. ED published a Notice in the Federal Register listing the types of funds that are considered federal education assistance funds under the new 90/10 Rule. The funds include GI Bill funding and Military Tuition Assistance, among other sources of funds. We expect the change in the 90/10 Rule will increase our 90/10 Rule percentages and make it more difficult to comply with the 90/10 Rule and could require changes to our operations in order to maintain compliance.

Additional ED regulations restrict the ability of instructions to limit the amount of Title IV Program loans that students and parents may borrow which can impact our ability to control compliance with the 90/10 Rule at our institutions. In addition, there is a lack of clarity regarding some of the technical aspects of the calculation methodology under the 90/10 Rule, which may lead to regulatory action or investigation by ED. Changes in, or new interpretations of the calculation methodology or other industry practices under the 90/10 Rule could further significantly impact our compliance with the 90/10 Rule, and responding to any review or investigation by ED involving us could require a significant amount of resources.

Efforts to reduce the 90/10 Rule percentage for our institutions have and may in the future involve taking measures that involve interpretations of the 90/10 Rule that are without clear precedent, reduce our revenue or increase our operating expenses (or all of the foregoing, in each case perhaps significantly). Because of the changes to the 90/10 Rule made by ARPA and ED, we may be required to make structural changes to our business to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows. Furthermore, these required changes could be unsuccessful and could make more difficult our ability to comply with other important regulatory requirements, such as the cohort default rate regulations.

However, we cannot predict the need or timing of any such changes, whether these changes would be successful in maintaining compliance with the 90/10 Rule or whether such changes will have other adverse effects on our business.

Cohort default rate. The HEA limits participation in the Title IV Programs by institutions whose percentage of former students who defaulted on the repayment of certain federally guaranteed or funded student loans (the “cohort default rate”) exceeds prescribed thresholds. ED calculates these rates based on the number of students who have defaulted, not the dollar amount of such defaults. The cohort default rate is calculated on a federal fiscal year basis and measures the percentage of students who enter repayment of a loan during the federal fiscal year and default on the loan on or before the end of the federal fiscal year or the subsequent two federal fiscal years.

Under the HEA, an institution whose cohort default rate is 30% or greater for three consecutive federal fiscal years loses eligibility to participate in certain Title IV Programs and the Pell programs for the remainder of the federal fiscal year in which ED determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose cohort default rate for any single federal fiscal year exceeds 40% loses its eligibility to participate in certain Title IV Programs for the remainder of the federal fiscal year in which ED determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. If an institution’s three-year cohort default rate equals or exceeds 30% in two of the three most recent federal fiscal years for which ED has issued cohort default rates, the institution may be placed on provisional certification status and could be required to submit a letter of credit to ED. See “Risk Factor - A failure to maintain compliance with ED’s “financial responsibility” requirements would have negative impacts on our operations.”

In September 2023, ED released the final cohort default rates for the 2020 federal fiscal year. These are the most recent final rates published by ED. The rates for our existing institutions for the 2020, 2019, and 2018 federal fiscal years are as follows: HDMC 0, 1.1%, and 3.4%; CCC 0%, 1.4%, and 2.5%; and Integrity 0%, 2.5%, and 4.0%., respectively Consequently, none of our institutions had a cohort default rate equal to or greater than 30% for the 2020, 2019, or 2018 federal fiscal years. During the COVID-19 pandemic, ED temporarily suspended federal student loan repayment obligations. This suspension, which lasted over three years, contributed to a reduction in our cohort default rates. Our cohort default rates could be substantially higher for the periods after the suspension expired if borrowers do not timely repay their federal student loans.

Financial Responsibility Standards. All institutions participating in the Title IV Programs must satisfy specific standards of financial responsibility. ED evaluates institutions for compliance with these standards each year, based on the institution’s annual audited financial statements, as well as following a change in ownership resulting in a change of control of the institution. The most significant financial responsibility measurement is the institution’s composite score, which is calculated by ED based on three ratios:

●	the equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability;

●	the primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and

●	the net income ratio, which measures the institution’s ability to operate at a profit.

ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further oversight. If an institution’s composite score is below 1.5, but is at least 1.0, it is in a category denominated by ED as “the zone.” Under ED regulations, institutions that are in the zone typically may be permitted by ED to continue to participate in the Title IV Programs by choosing one of two alternatives: 1) the “Zone Alternative” under which an institution is required to make disbursements to students under the HCM1 payment method (or another payment method that differs from the standard advance payment method) and to notify ED within 10 days after the occurrence of certain oversight and financial events or 2) submit a letter of credit to ED equal to at least 50 percent of the Title IV Program funds received by the institution during its most recent fiscal year. ED permits an institution to participate under the “Zone Alternative” for a period of up to three consecutive fiscal years. Under the HCM1 payment method, the institution is required to make Title IV Program disbursements to eligible students and parents before it requests or receives funds for the amount of those disbursements from ED. Unlike the HCM2 and the reimbursement payment methods, the HCM1 payment method typically does not require schools to submit documentation to ED and wait for ED approval before drawing down Title IV Program funds. Schools under HCM1, HCM2 or reimbursement payment methods must also pay any credit balances due to a student before drawing down funds for the amount of those disbursements from ED, even if the student or parent provides written authorization for the schools to hold the credit balance.

If an institution’s composite score is below 1.0, the institution is considered by ED to lack financial responsibility. If ED determines that an institution does not satisfy ED’s financial responsibility standards, depending on its composite score and other factors, that institution may establish its eligibility to participate in the Title IV Programs on an alternative basis by, among other things:

●	posting a letter of credit in an amount equal to at least 50% of the total Title IV Program funds received by the institution during the institution’s most recently completed fiscal year; or

●	posting a letter of credit in an amount equal to at least 10% of the Title IV Program funds received by the institution during its most recently completed fiscal year accepting provisional certification; complying with additional ED monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than ED’s standard advance funding arrangement.

If, in the future, we are required to satisfy ED’s standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit, we may not have the capacity to post these letters of credit which could result in sanctions including loss of Title IV Program eligibility.

ED annually evaluates the financial responsibility of HDMC, CCC, and Integrity on a consolidated basis. We have calculated our composite score for the 2023 fiscal year to be 3.0; however, this score is subject to determination by ED based on its review of our consolidated audited financial statements for the 2023 fiscal year. However, if our composite scores in the future were to decrease, we may become subject to the additional requirements noted above or our Title IV Program eligibility could be affected. We cannot predict how long it will take ED to make its determination or the outcome of its determination. On January 30, 2024, due to a failure to timely return unearned Title IV funds to ED, Integrity was required to submit an acceptable form of financial protection for 25% of the refunds that were made for the fiscal year ended June 30, 2023 in the amount of $18,828.

On October 31, 2023, ED published final regulations with a general effective date of July 1, 2024 that, among other things, amended the “general” standards of financial responsibility to revise the timeframe for institutions to submit annual audits, require reporting on the status of foreign entity owners, and add events that constitute a failure to demonstrate an institution is able to meet financial obligations. These regulations also modified the list of triggering events that could result in ED determining that the institution lacks financial responsibility and must submit to ED a letter of credit or other form of acceptable financial protection and accept other conditions on the institution’s Title IV Program eligibility. The regulations create lists of mandatory triggering events and discretionary triggering events. An institution is not able to meet its financial or administrative obligations if a mandatory triggering event occurs. The mandatory triggering events include:

●	an institution with a composite score of less than 1.5 has a recalculated composite score of less than 1.0 as determined by ED as a result of an institutional liability from a monetary award or judgment or settlement resulting from a legal proceeding;

●	an institution (or an entity that has submitted financial statements to ED in connection with a change in ownership) is subject to a government enforcement action (sued by a federal or state authority or via a qui tam action) and the action has been pending for 120 days and no motion to dismiss is pending or has been granted;

●	the institution’s recalculated composite score is less than 1.0 after ED initiates action to recoup funds from institution after BDR claim decided in borrower’s favor;

●	an institution or entity that submitted an application with ED for a change of ownership has a recalculated composite score is less than 1.0 after a final monetary judgment, award or settlement that was entered against it at any point through the end of the second full fiscal year after the change of ownership;

●	a proprietary institution with a composite score of less than 1.5 or that underwent a change of ownership in the current or previous fiscal year has a recalculated composite score of. less than 1.0 as determined by ED as a result of a withdrawal of owner’s equity from the institution unless certain exceptions apply;

●	at least half of Title IV funds in the institution’s most recently completed fiscal year are for “failing” gainful employment programs;

●	the institution is required to submit a teach-out plan due to financial concerns;

●	the SEC takes certain actions against a publicly listed entity that directly or indirectly owns at least 50% of an institution or such entity fails to comply with certain filing requirements;

●	the institution did not receive at least 10 percent of its revenue from sources other than Federal educational assistance as calculated under 90/10 rule during its most recently completed fiscal year;

●	the institution’s two most recent cohort default rates are 30 percent or greater, unless a pending appeal could reduce one of the rates

●	the institution’s composite score is less than 1.0 when recalculated to reflect the offset of distribution after a contribution;

●	the institution or entity included in financial statements is subject to adverse or impermissible conditions under a financing arrangement as a result of ED action;

●	the institution declares financial exigency to government agency or accrediting agency;

●	the institution or an owner files for a receivership or is ordered to appoint a receiver.

ED also may determine that an institution lacks financial responsibility if one or more of the following discretionary triggering events occurs and the event is likely to have a significant adverse effect on the financial condition of the institution:

●	a show cause or similar order from the institution’s accrediting agency or a government authority;

●	a notice from the institution’s state authorizing or licensing agency of an intent to withdraw or terminate the institution’s state authorization or licensure if the institution does not take steps to comply with state requirements;

●	the institution (or an owner entity covered by the regulation) is subject to a default, delinquency, or other adverse creditor event or to a condition not permitted under the regulation under or related to a loan agreement or other financing agreement or has a judgement awarding monetary relief entered against it that is subject to appeal or under appeal;

●	there is a significant fluctuation in Pell Grant and/or Direct Loans received by an institution during a period of award years;

●	high annual drop-out rates from the institution as determined by ED; or

●	ED requires the institutions to provide additional financial reporting due to a failure to meet financial responsibility standards or indicators of significant change in the financial condition of the institution;

●	ED forms a group process to consider pending borrower defense to repayment claims that could be subject to recoupment;

●	a program is discontinued that enrolls more than 25% of the institution’s total enrolled students who receive Title IV Program funds;

●	the institution closes a location that enrolls more than 25% of its total enrolled students who receive Title IV Program funds;

●	the institution, or one of its programs, is cited by a State agency for failing to meet requirements;

●	the institution, or one of its programs, loses eligibility to participate in another Federal educational assistance program;

●	a publicly traded company that directly or indirectly owns at least 50% of the institution discloses in public securities exchange filing that it is under investigation for possible violation of law;

●	the institution is cited by another federal agency and risks losing education assistance funds by that agency;

●	the institution is required to submit a teach-out plan due to concerns other than those constituting a mandatory triggering event; or

●	any other event or condition that ED finds is likely to have significant adverse effect on the financial condition of the institution.

The regulations require an institution to notify ED of the occurrence of a mandatory or discretionary triggering event and, in some cases, provide an opportunity to provide certain information to ED to demonstrate why the event does not establish the institution’s lack of financial responsibility or require the submission of a letter of credit and impose other conditions or requirements. If more than one of these financial responsibility triggers occur, ED could impose separate letters of credit to address each triggering event.

The financial responsibility regulations could result in ED recalculating and reducing our composite score, on a retroactive basis, to account for ED estimates of potential losses under one or more of the extensive list of triggering circumstances and also could result in the imposition of conditions and requirements including a requirement to provide one or more letters of credit or other form of financial protection. It is difficult to predict the amount or duration of any letter of credit requirements that ED might impose under the regulation. The requirement to submit letters of credit or to accept other conditions or restrictions could have a material adverse effect on our schools’ business and results of operations.

Accreditor and state regulatory requirements also address financial responsibility, and these requirements vary among agencies and also are different from ED requirements. Any developments relating to our satisfaction of ED’s financial responsibility requirements may lead to additional focus or review by our accreditors or applicable state agencies regarding their respective financial responsibility requirements.

If our institutions fail to maintain financial responsibility, they could lose their eligibility to participate in the Title IV Programs, have that eligibility adversely conditioned or be subject to similar negative consequences under accreditor and state regulatory requirements, which would have a material adverse effect on our business. In particular, limitations on, or termination of, participation in the Title IV Programs as a result of the failure to demonstrate financial responsibility or administrative capability would limit students’ access to Title IV Program funds, which would materially and adversely reduce the enrollments and revenues of our institutions.

Return of Title IV Program Funds. An institution participating in the Title IV Programs must calculate the amount of unearned Title IV Program funds that have been disbursed to students who withdraw from their educational programs before completing them, and must return those unearned funds to ED in a timely manner, which is generally within 45 days from the date the institution determines that the student has withdrawn. The failure to timely return funds can result in liabilities or sanctions.

If an institution is cited in an audit or program review for late returns of Title IV Program funds for 5% or more of the pertinent students within the audit or program review sample, or if an audit identifies a material weakness in the institution’s report on internal controls relating to the return of unearned Title IV Program funds, the institution may be required to post a letter of credit in favor of ED in an amount equal to 25% of the total amount of Title IV Program funds that should have been returned for students who withdrew in the institution’s prior fiscal year. Neither HDMC nor CCC has received such a finding in either of the two most recently completed annual Title IV Program compliance audits submitted to ED. On January 30, 2024, due to a failure to timely return unearned Title IV Program funds to ED, Integrity was required to submit an acceptable form of financial protection for 25% of the refunds that were made for the fiscal year ended June 30, 2023 in the amount of $18,828. In January through March 2024, ED conducted negotiated rulemaking to prepare proposed regulations on several topics including the rules pertaining to returns of Title IV Program funds. On July 24, 2024, ED promulgated proposed amended regulations related to return of Title IV calculations. Our institutions are required to perform return of Title IV calculations and the final version of the amended regulations may impact our performance of these mandatory calculations. We cannot predict the ultimate timing, content and effective date of the final amended regulations, or any future rulemaking process by ED that would result, though it is possible such future regulations are more onerous or could negatively impact our institutions.

Negotiated Rulemaking. ED has promulgated a substantial number of new regulations in recent years that impact our business, including, but not limited to, the “borrower defense to repayment” regulations discussed in the risk factors above, as well as rules regarding compensation for persons engaged in certain aspects of admissions and financial aid, state authorization, clock and credit hours, prohibitions on “substantial misrepresentations,” gainful employment, certification procedures, financial responsibility, administrative capability, ability to benefit, closed school loan discharges, the 90/10 Rule, changes in ownership, Title IX, and other topics. These and other regulations have had significant impacts on our business, requiring a large number of reporting and operational changes and resulting in changes to and elimination of certain educational programs.

Future regulatory actions by ED or other agencies that regulate our institutions are likely to occur and to have significant impacts on our business, require us to change our business practices and incur costs of compliance and of developing and implementing changes in operations, as has been the case with past regulatory changes. Recent and upcoming elections may result in changes at ED and other federal agencies that are likely to lead to future regulatory actions that could be aimed at for-profit postsecondary institutions like our institutions. See “Risk Factors - Our institutions could lose their eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from applicable federal student aid programs is too high.” In October through December 2023, ED conducted negotiated rulemaking to develop new regulations related to student debt relief. In addition, in January through March 2024, ED conducted negotiated rulemaking to prepare proposed regulations on a variety of topics including but not limited to cash management, state authorization, distance education, return of Title IV, and accreditation. On July 24, 2024, ED published proposed regulations to the Federal Register related to return of Title IV calculations and distance education. Our institutions are required to perform return of Title IV calculations and the upcoming final version of the regulations may impact our performance of these mandatory calculations. If our institutions begin offering distance education programs, the proposed rules on distance education could impact our reporting requirements and our performance of the return of Title IV calculation. If ED publishes final regulations by November 1, 2024, the regulations typically would have a general effective date of July 1, 2025. On July 17, 2024, ED announced that proposed rules related to cash management, state authorization and accreditation will be published by next year. We cannot predict the ultimate timing, content and effective date of the regulations that will emerge from these processes. ED could consider additional topics for proposed regulations during the negotiated rulemaking process or by initiating additional rulemaking processes. On July 17, 2024, ED announced that it will conduct negotiated rulemaking on third-party servicer requirements for institutions and servicers but did not provide a timeline. The negotiated rulemaking process is likely to lead to future ED regulations that could negatively impact schools like ours. ED also has announced its intention to propose regulations that would increase the information security requirements applicable to institutions participating in the Title IV Programs, including with respect to sensitive personal data residing in school information systems, but we cannot predict the ultimate timing, content, and impact of any regulations ED might propose and ultimately adopt.

We cannot predict with certainty the ultimate combined impact of the regulatory changes which have occurred in recent years, nor can we predict the effect of future legislative or regulatory action by federal, state or other agencies regulating our education programs or other aspects of our operations, how any resulting regulations will be interpreted or whether we and our institutions will be able to comply with these requirements in the future. Any such actions by legislative or regulatory bodies that affect our programs and operations could have a material adverse effect on our student population and our institutions, including the need to cease offering a number of programs.

Substantial Misrepresentation. ED’s regulations prohibit an institution that participates in the Title IV Programs from engaging in misrepresentations regarding the nature of its educational programs, financial charges, graduate employability or its relationship with ED. A “misrepresentation” includes any false, erroneous, or misleading statement (whether made in writing, visually, orally, or through other means) that is made by an eligible institution, by one of its representatives, or by a third party that provides to the institution educational programs, marketing, advertising, recruiting or admissions services and that is made to a student, prospective student, any member of the public, an accrediting or state agency, or to ED. If ED determines that one of our institutions has engaged in “substantial misrepresentation,” ED may impose sanctions or other conditions upon the institution including, but not limited to, initiating an action to fine the institution or limit, suspend, or terminate its eligibility to participate in the Title IV Programs and may seek to discharge students’ loans and impose liabilities upon the institution. ED defines a “substantial misrepresentation” to include any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. The definition of “substantial misrepresentation” is broad and, therefore, it is possible that a statement made by the institution or one of its service providers or representatives could be construed by ED to constitute a substantial misrepresentation. Other federal agencies, state agencies, and accrediting agencies have similar rules that prohibit certain types of misrepresentations or unfair marketing and advertising practices by us or others on our behalf on a variety of subjects including, without limitation, the accuracy and substantiation of rates of graduation, job placement and passage of occupational licensure examinations. Noncompliance with these requirements could result in sanctions, liabilities, or third-party litigation that could have an adverse effect on our business and results of operations. ED published a final rule on November 1, 2022, which expanded the scope of prohibited misrepresentations, and which also prohibits certain types of conduct with respect to the recruitment of students. The adoption and implementation of new regulations could lead to findings of noncompliance and result in liabilities and other sanctions that could have an adverse effect on our business and results of operations.

In addition, the FTC has indicated an increased focus on direct or implied misrepresentations. For example, on October 6, 2021, the FTC issued letters including a “Notice of Penalty Offenses Concerning Deceptive or Unfair Conduct in the Education Marketplace” to 70 institutions. These letters were meant to place the recipients on actual notice of conduct the FTC previously found to violate the Federal Trade Commission Act. This conduct included several categories of direct or implied misrepresentations made by proprietary schools. These letters may reflect an increased interest by the FTC in monitoring the for-profit proprietary school sector. If our institutions fail to comply with an FTC statute or rule or are found to have committed misconduct of which they had actual notice the FTC had previously determined to be unfair or deceptive, our institutions could face civil penalties, injunctions, or other remedies available to the FTC.

School Acquisitions. When a company acquires an institution that is eligible to participate in the Title IV Programs, the acquisition generally will result in the institution undergoing a change of ownership resulting in a change of control as defined by ED and under the rules of other agencies and accreditors. Upon such a change, an institution’s eligibility to participate in the Title IV Programs is generally suspended until it has applied for recertification by ED as an eligible school under its new ownership, which requires that the school also re-establish its state authorization and accreditation. ED may temporarily and provisionally certify an institution seeking approval of a change of control under certain circumstances while ED reviews the institution’s application. The temporary provisional certification typically remains in effect on a month-to-month basis during ED’s review of the application as long as the school timely submits certain documentation during the course of ED’s review.

The time required for ED to act on such an application may vary substantially. ED recertification of an institution following a change of control will be on a provisional basis if ED approves the institution’s application and could contain restrictions or conditions depending on the outcome of its review of the institution including its administrative capability and financial stability. Under ED regulations that took effect July 1, 2023, the institutions must submit certain information and documentation at least 90 days in advance of the change in ownership including, for example, notice to current and prospective students of the planned change in ownership. The approval processes for state and accrediting agencies vary in scope and timing with some agencies requiring approval prior to the acquisition and others not conducting their review until after the acquisition has taken place. Thus, any plans to expand our business through acquisition of additional schools and have them certified by ED to participate in the Title IV Programs will be subject to the timing and outcome of the application, review and approval processes and requirements of ED and the relevant state education agencies and accreditors and could be impacted by any conditions or restrictions imposed by ED or other agencies on the institution under our ownership.

On December 31, 2019, we entered into a Membership Interest Purchase Agreement with the sole member of Integrity. We purchased from the sole member of Integrity on that date 24.5% of her interest and obtained an exclusive option to acquire her remaining membership interest upon payment of $100, which was exercised on September 15, 2020. For purposes of our financial statements, our acquisition of Integrity is deemed to have been effective as of December 31, 2019. We believe that a change in ownership and control of Integrity did not occur until September 15, 2020 under the change in ownership and control standards of ED and the other educational agencies that regulate Integrity, but these standards are subject to interpretation by the respective agencies. The review by ED of the change in ownership and control of Integrity in connection with our acquisition of Integrity remains ongoing. Integrity currently holds a temporary provisional program participation agreement with ED in connection with our acquisition of the institution, which has continued its Title IV Program participation on a month-to-month basis pending ED’s approval of the change in ownership and control. If ED concludes that a change in ownership or control of Integrity occurred prior to September 15, 2020, we could be subject to liabilities or other sanctions by ED, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Change of Control. In addition to school acquisitions, other types of transactions can also cause a change of control. ED, most of our state education agencies, our accreditors, and other regulators have standards pertaining to the change of control of schools, but these standards are not uniform. ED regulations describe some transactions that constitute a change of control, including the transfer of a controlling interest in the voting stock of an institution or the institution’s parent corporation including our Company. A significant purchase or disposition of our common stock could be determined by ED to be a change of control under this standard. On October 28, 2022, ED published a final rule revising its change in ownership regulations, which became effective July 1, 2023. The new requirements, such as requiring notice to ED and current and prospective students at least 90 days prior to a change in ownership, could make it more difficult to execute a change in ownership or an acquisition, which could make it less desirable to acquire an ownership interest in our Company, or which could result in conditions or restrictions as a result of a transaction involving us or an acquired institution. In addition, ED’s revisions to its financial responsibility standards published on October 31, 2023 and effective July 1, 2024 impose additional financial tests, and potentially additional letter of credit requirements, related to changes in ownership.

Most of our state education agencies, our accreditors, and other regulators include the sale of a controlling interest of common stock in the definition of a change of control although some agencies could determine that the sale or disposition of a smaller interest would result in a change of control. A change of control under the definition of one of these agencies would require the affected school to reaffirm its state authorization, accreditation, or other approval. Some agencies would require approval prior to a sale or disposition that would result in a change of control in order to maintain authorization or accreditation. The requirements to obtain such reaffirmation from the states and our accreditors vary widely.

Our July 30, 2024, ED provided written confirmation the offering as described would not constitute a change of control under its regulations. However, subsequent offerings, transactions or other events could be deemed to be a change of control in the future.

ED requires institutions to periodically report changes in ownership even when a change does not result in a change in control or require ED approval. While ED’s regulations require reporting of owners holding at least a five percent ownership interest (as well as changes representing at least 5% but under 25% on a quarterly basis or sooner if the institution plans to undergo a change in ownership), the recently implemented overhaul of ED’s electronic application system through which institutions report ownership requests a disclosure of all owners regardless of their ownership percentage. The new electronic application also requests granular detail about reported owners. We may not have access to contemporaneous ownership information given the day-to-day fluctuations of trading on the public market. Access to information regarding Non-Objecting Beneficial Owners is expensive and this information is typically not current by the time obtained. Moreover, we cannot predict whether investors will timely report investments such that we could access accurate beneficial ownership information and even if investors do comply with reporting requirements, certain passive investors would not typically be reported until 45 days following our fiscal year end. We are as yet uncertain regarding our ability to timely obtain ownership information and timely report this information to ED. Failure to timely report ownership changes could result in adverse action by ED, or conditions or restrictions imposed by ED on one or more of our institutions.

Our institutions may encounter difficulty timely identifying and reporting to ED on the electronic application for each of our institutions our approximately 400 owners following the initial public offering. Integrity may also encounter additional difficulty reporting ownership given ED has not yet approved the prior change in control of Integrity and, as a result, we could encounter difficulty obtaining access to the electronic application. ED has informed us that it only will require us to report owners with a five percent or greater ownership interest in the Company although this guidance could change in the future and we could encounter difficulty identifying and timely reporting owners under current or future ED guidance. Our institutions will also be required to timely report any additional changes to ownership percentages and given the frequency such changes can occur for a publicly traded company, we may have difficulty timely complying with ED’s reporting requirements. These difficulties could result in adverse action by ED, or conditions or restrictions imposed by ED on one or more of our institutions.

If we decide to issue preferred stock or additional common stock in the future, this issuance could result in a change in ownership or control requiring regulatory approval. ED considers both control rights and beneficial ownership interest among other factors when evaluating whether a change in ownership resulting in a change in control has occurred. Similarly, changes to our board of directors or the right to appoint directors could result in a change in ownership or control requiring regulatory approval.

We also are in the process of verifying with our education regulators (other than ED) and accreditors whether they will treat the offering as a change in ownership or control requiring agency approval. If agencies require us to obtain approvals in connection with the offering, we will be required to undergo an application process for approvals from the applicable agencies and could be subject to conditions or restrictions depending on the outcome of the approval process. We would be required to make or obtain notices and/or approvals prior to the offering from those agencies that require notice and/or approval to be made or obtained prior to the occurrence of a change in ownership or control. If we move forward with the offering without making or obtaining required pre-closing notices and approvals prior to the offering, we could be subject to sanctions by the applicable agencies including loss of our approvals from these agencies.

With regard to the agencies that institutionally accredit our institutions or authorize them to operate in the state of California:

●	BPPE: BPPE regulations require that institutions that are authorized based on their accredited status and which undergo a change in ownership timely submit notice of such change with accompanying documentation to demonstrate that the change was made in accordance with the applicable accreditation standards. If BPPE deems the offering to constitute a change in ownership under its regulations, it could require our institutions to undergo a notification and approval process before the offering takes place, or it may require only a notification and approval process after the offering. On August 8, 2024, BPPE responded to our request for guidance regarding a potential change of ownership process and stated that it would look to the determinations of ABHES and ACCET with respect to the offering. BPPE also requested that we provide either confirmations from ABHES and ACCET that the offering is not a change of control under their respective accreditation standards or, if it is considered to be a change of control the approvals of that change from ABHES and ACCET, as applicable. As described below, ABHES and ACCET have provided written confirmation that the offering as described would not constitute a change in legal status, ownership or control under the respective standards. Based on those responses from ABHES and ACCET, we are seeking confirmation that our institutions need not undergo an approval process with BPPE prior to the offering.
●	ABHES: ABHES accreditation standards require that institutions undergoing a change in legal status, ownership or control submit an application for approval of the change at least 90 days in advance, and that ABHES must approve the change before it takes place. ABHES accreditation standards also require institutions undergoing a change in legal status, ownership or control to submit an additional application within five days after the change, which would also be subject to ABHES approval. We requested guidance from ABHES regarding whether the offering as described will constitute a change in in legal status, ownership or control for the purposes of its accreditation standards. On August 12, 2024, ABHES provided written confirmation that the offering as described would not constitute a change in legal status, ownership or control under its standards.
●	ACCET: ACCET accreditation standards require that institutions undergoing a change in ownership or control submit a notice at least ten days prior to such a change, and further submit an application for approval of such a change within ten days following the change. We requested guidance from ACCET regarding whether the offering as described will constitute a change in ownership or control under its accreditation standards and confirmation no approval would be required from ACCET. On September 6, 2024, ACCET provided written confirmation that the offering as described would not constitute a change in ownership or control under its standards.

Other agencies may also require pre-closing notice, application or approval (unless those agencies determine the offering is not a change of control requiring approval), including, for example, AVMA CVTEA (which requires submission of a substantive change report at least 60 days prior to the next CVTEA meeting and approval prior to closing), and the California Board of Registered Nursing (which requires pre-closing approval of a change of ownership before it occurs and requires post-closing approval of a change in organizational structure). We have requested confirmation from AVMA CVTEA and the California Board of Registered Nursing that the offering as described will not be treated as a change in ownership that requires approval before the offering occurs, but have not received a determination from either agency. If one or both agencies determines we were required to obtain the agency’s approval prior to the offering under its statutes, rules or standards, then, as noted above, we could be subject to sanctions by one or both of these agencies including loss of our approvals from one or both of these agencies. Other agencies that regulate our institutions have standards requiring post-closing notice and/or approval or no published standards, such as the VA, and other state boards, but these agencies may determine pre-closing notice and/or approval is required.

We are in the process of initiating communications with our education regulators and accreditors on this subject and have not received responses as to whether they will treat the offering as a change in ownership or control requiring agency approval. If we are required to go through a change of ownership and/or control review process with these agencies, one or more of these agencies could impose additional conditions or restrictions or delay or decline to issue an approval. If an agency does not require us to go through a change of ownership and/or control review process, we may be required to submit notices or other information to the agency which could result in further scrutiny or inquiries by the agency.

A change of control could occur as a result of future transactions in which the Company or our institutions are involved. Some corporate reorganizations and some changes in the board of directors of the Company are examples of such transactions. Once we become a publicly traded corporation, ED regulations provide that a change of control also could occur in one of at least two ways: (a) if a person acquires ownership and control of the corporation so that the corporation is required to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing the change of control or (b) if the corporation has a shareholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest shareholder of the corporation, and that shareholder ceases to own at least 25% of such stock or ceases to be the largest shareholder. These standards are subject to interpretation by ED.

Moreover, the potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock. In addition, the adverse regulatory effect of a change of control also could discourage bids for shares of our common stock and could have an adverse effect on the market price of our shares.

Opening Additional Campuses and Adding Educational Programs. For-profit educational institutions must be authorized by their state education agencies and be fully operational for two years before applying to ED to participate in the Title IV Programs. However, an institution that is certified to participate in the Title IV Programs may establish an additional location and apply to participate in the Title IV Programs at that location without reference to the two-year requirement, if such additional location satisfies all other applicable ED eligibility requirements. Our expansion plans are based, in part, on our ability to open new schools as additional locations of our existing institutions and are dependent upon ED’s timely review and approval of new campuses. Effective July 1, 2024, ED has discretion to condition the participation of provisionally certified schools by restricting or limiting the addition of new programs or locations. If ED chose to impose such a condition on one or more of our institutions, that could negatively impact our expansion plans.

A student may use Title IV Program funds only to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Generally, unless otherwise required by ED or regulation, an institution that is eligible to participate in Title IV Programs may add a new educational program without ED approval. Institutions that are provisionally certified may be required to obtain approval of certain educational programs. Our Integrity institution is provisionally certified and required to obtain prior ED approval of new locations and educational programs. If an institution erroneously determines that an educational program is eligible for purposes of the Title IV Programs, the institution would likely be liable for repayment of Title IV Program funds provided to students in that educational program. Our expansion plans are based, in part, on our ability to add new educational programs at our existing schools and make periodic updates to our programs.

In addition to ED, some of the state education agencies and our accreditors also have requirements that may affect our schools’ ability to open a new campus, establish an additional location of an existing institution or add or change educational programs. Approval by these agencies may be conditioned, delayed or denied and could be negatively impacted due to regulatory inquiries or reviews and any adverse publicity relating to such matters or the industry generally.

On April 5, 2024, the Company executed a Letter of Intent with Contra Costa which describes a potential transaction whereby the Company would acquire substantially all of the assets of Contra Costa. The Company contemplates it would teach-out the Contra Costa students and subsequently establish CCMCC as an additional location of CCC, in each case subject to all required regulatory approvals and the execution of a definitive agreement with Contra Costa for a mix of cash and Company common stock. If CCMCC incurs any liabilities associated with prior noncompliance with applicable laws or ED discharge of Title IV loans for students who do not complete the teach-out, ED could interpret its rules to require us to assume these liabilities. If ED or other regulators impose conditions or decline to provide requisite approvals associated with the acquisition, the teach-out, or the addition of the CCMCC campus as an additional location of CCC, it could impair our ability to expand our CCC institution through the acquisition of substantially all of the assets of Contra Costa.

Administrative Capability. ED assesses the administrative capability of each institution that participates in the Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead ED to find the institution ineligible to participate in the Title IV Programs or to place the institution on provisional certification as a condition of its participation and potentially impose fines or other sanctions. On October 31, 2023, ED published new regulations revising and expanding its administrative capability standards. Those revisions, effective July 1, 2024. The criteria for administrative capability include, among other things, that the institution:

●	comply with all applicable federal student financial aid requirements;

●	have capable and sufficient personnel to administer the Title IV Programs;

●	administer the Title IV Programs with adequate checks and balances in its system of internal controls over financial reporting;

●	divide the function of authorizing and disbursing or delivering Title IV Program funds so that no office has the responsibility for both functions;
●	establish and maintain records required under the Title IV Program regulations;

●	develop and apply an adequate system to identify and resolve discrepancies in information from sources regarding a student’s application for financial aid under the Title IV Programs;

●	have acceptable methods of defining and measuring the satisfactory academic progress of its students;

●	refer to the Office of the Inspector General any credible information indicating that any applicant, student, employee, third party servicer or other agent of the school has been engaged in any fraud or other illegal conduct involving the Title IV Programs;

●	not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;

●	provide adequate financial aid counseling to its students;

●	submit in a timely manner all reports and financial statements required by the Title IV Program regulations;

●	provide adequate career services and geographically accessible clinical or externship opportunities to it students;

●	disburses funds to students in a timely manner that best meets their needs;

●	does not have programs that “fail” gainful employment rates and measures and that represent 50 percent or more of its total receipts under the Title IV Programs in the most recent award year;

●	does not engage in substantial misrepresentations or aggressive and deceptive recruitment tactics; and

●	not otherwise appear to lack administrative capability.

Failure by us to satisfy any of these or other administrative capability criteria could cause our institutions to be subject to sanctions or other actions by ED or to lose eligibility to participate in the Title IV Programs, which would have a significant impact on our business and results of operations.

Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments. An institution participating in the Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. This statutory prohibition under the HEA, and as implemented by ED, applies to all institutional employees and service providers who are engaged in or responsible for any student recruitment or admission activity or making decisions regarding the award of financial aid. We cannot predict how ED will interpret and enforce the incentive compensation prohibition. The prohibition on incentive compensation has had and will continue to have a significant impact on the productivity of our employees, on the retention of our employees and on our business and results of operations. Failure to comply with the incentive compensation prohibition could result in loss of an institution’s certification to participate in the Title IV Programs, limitations on Title IV Program participation or financial penalties. On July 17, 2024, ED announced it will issue guidance related to the incentive compensation rule no sooner than later this year, which could, among other things, modify existing published ED guidance related to the incentive compensation rule.

Compliance Reviews Regarding Compliance with Regulatory Standards and Effect of Regulatory Violations. Because we operate in a highly regulated industry, we are subject to compliance reviews and audits as well as claims of noncompliance and lawsuits by government agencies, regulatory agencies and third parties. Our institutions are subject to audits, program reviews, site visits, and other reviews by various federal and state regulatory agencies, including, but not limited to, ED, ED’s Office of Inspector General, state education agencies and other state regulators, the U.S. Department of Veterans Affairs and other federal agencies, and by our accrediting agencies. In addition, each of our institutions must retain an independent certified public accountant to conduct an annual audit of the institution’s administration of Title IV Program funds. The institution must submit the resulting audit report to ED for review.

If one of our institutions fails to comply with accrediting or state licensing requirements, such school and its main and/or branch campuses and educational programs could be subject to the loss of state licensure or accreditation, which in turn could result in a loss of eligibility to participate in the Title IV Programs. If ED or another agency determined that one of our institutions improperly disbursed Title IV Program funds or other financial assistance funds or violated a provision of the HEA or ED regulations, the institution could be required to repay such funds and related costs to ED or other agencies, and could be assessed an administrative fine or subject to other sanctions including loss of eligibility to participate in the impacted financial assistance program. ED could also place the institution on provisional certification status and/or transfer the institution to the reimbursement or cash monitoring system of receiving Title IV Program funds, under which an institution must disburse its own funds to students and document the students’ eligibility for Title IV Program funds before receiving such funds from ED.

Significant violations of Title IV Program requirements by us or any of our institutions could be the basis for ED to limit, suspend, terminate, revoke, or decline to renew the participation of the affected institution in the Title IV Programs or to seek civil or criminal penalties. We and our institutions are also subject to claims and lawsuits relating to regulatory compliance brought not only by federal and state regulatory agencies and our accrediting bodies, but also by third parties, such as present or former students or employees and other members of the public.

If the result of any pending or future review, audit, proceeding, lawsuit or investigation is unfavorable to us, we may be required to pay money damages or be subject to fines, limitations, conditions, loss of Title IV Program funding, loss of accreditation or state authorization, injunctions or other penalties which could impact our results of operations. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those actions. Claims and lawsuits brought against us may damage our reputation or adversely affect our stock price, even if such actions are eventually determined to be without merit. See “Risk Factor - Government and regulatory agencies and third parties may conduct compliance reviews and audits or bring actions against us that could result in monetary liabilities, injunctions, loss of eligibility for Title IV Programs or other adverse outcomes.”

Other Financial Assistance Programs. Some of our students receive financial aid from federal sources other than the Title IV Programs, such as programs administered by the U.S. Department of Veterans Affairs and under the Workforce Innovation and Opportunity Act. In addition, some of our students receive state financial aid in the form of grants, loans or scholarships. The eligibility and compliance requirements for these federal and state financial aid programs are extensive and vary among the funding agencies and by program. Our failure to comply with legal requirements applicable to federal and state financial assistance programs could result in repayment liabilities, sanctions, or loss of eligibility to participate in those programs which could impact our results of operations and also impact our compliance with ED’s 90/10 Rule which requires our institutions to generate revenues from sources other than the Title IV Programs and other federal financial assistance.

States that provide financial aid to our students face budgetary constraints, which in certain instances has reduced the level of state financial aid available to our students. Due to state budgetary shortfalls and constraints in certain states in which we operate, the overall level of state financial aid for our students could decrease in the near term, but we cannot predict how significant any such reductions will be or how long they will last. Federal budgetary shortfalls and constraints, or decisions by federal lawmakers to limit or prohibit access by our institutions or their students to federal financial aid, could result in a decrease in the level of federal financial aid for our students. Moreover, our failure to comply with legal requirements applicable to federal and state financial assistance programs could result in repayment liabilities, sanctions, or loss of eligibility to participate in those programs which could impact our results of operations.

Under the WIOA, institutions currently must report data regarding credential attainment rates, job placement rates, and other information and may be required to meet negotiated performance goals set by the state agency administering WIOA funds. On June 21, 2024, the U.S. Senate Health, Education, Labor and Pensions (HELP) Committee released a discussion draft of a bill to reauthorize the WIOA. Among other changes, the draft proposes to impose a repayment penalty on certain providers with eligible programs for which program competitors have not met the newly established credential attainment rates or job placement rates.

As currently proposed in the discussion draft bill, the repayment penalty would only apply to for-profit entities. If any of our institutions’ programs that receive WIOA funds do not meet the established performance levels and if the draft becomes law, our institutions could be required to repay between 5 and 20 percent of the WIOA funds received for training services in that program. If our participating institutions and their programs were to not meet other WIOA requirements, they would risk losing eligibility to participate in the program. Further, reauthorization of the Workforce Innovation and Opportunity Act could result in changes to the process for determining funding for its programs, which could affect our institutions’ revenues.

In addition to the Title IV Programs and other government-administered programs, all of our schools participate in alternative loan programs for their students. Alternative loans fill the gap between what the student receives from all financial aid sources and what the student may need to cover the full cost of his or her education. We also extend credit for tuition and fees to many of our students that attend our campuses. We are required to comply with applicable federal and state laws related to certain consumer and educational loans and credit extensions and are subject to review by federal and state agencies responsible for overseeing compliance with these requirements. Our failure to comply with these requirements could result in repayment liabilities, sanctions, investigations or litigation which could impact our results of operations.

On January 20, 2022, the CFPB announced its intent to examine the operations of postsecondary schools that extend private loans directly to students. Accompanying this announcement was an update to the CFPB’s Examination Procedures to now require CFPB examiners to review several aspects of educational loans including enrollment restrictions, withholding transcripts, improper accelerated payments, failure to issue refunds, and improper lending relationships. In September 2023, the CFPB published a report indicating concerns with tuition payment plans, including coercive debt collection practices, high fees, and confusing consumer disclosures. Our institutions may be subject to greater scrutiny by the CFPB than in the past, and failure to comply with applicable laws and requirements could result in repayment liabilities, sanctions, investigations or litigation which could impact our results of operations.

Programs and Curricula

High Desert Medical College

HDMC’s academic offerings are designed to prepare its graduates for challenging and rewarding careers in high-growth fields. We believe that HDMC’s hands-on approach and flexible scheduling options provide students with a practical learning experience that fits into their busy lives.

HDMC’s approach allows students to learn through a mix of lecture, laboratory and externship experiences, in addition to assigned homework. This allows students to practice what they learn and accommodates different learning styles.

HDMC offers start dates throughout the year for its various programs, across the three campuses. The programs currently offered as of June 30, 2024 are as follows:

Current Programs Offered

Area of Study	Program	Program Length	Estimated Total Fees, Charges and Expenses
Ultrasound Technician	Associate of Applied Science	108-123 weeks	$59,120
Vocational Nursing AAS	Associate of Applied Science	48 weeks	$19,735
Associate Degree Nursing	Association Degree	96 weeks	$89,995
Cardiac Sonography	Associate of Applied Science	115-130 weeks	$59,120
Ultrasound Technician	Diploma	84-99 weeks	$51,699
Clinical Medical Assisting	Certificate	34-42 weeks	$19,340
Dental Assisting	Certificate	34-42 weeks	$19,340
Medical Administrative Assisting	Certificate	15 weeks	$7,784
Medical Billing and Coding	Certificate	35-51 weeks	$19,340
Pharmacy Technician	Certificate	34-42 weeks	$19,534
Veterinary Assistant	Certificate	35-42 weeks	$19,340
Vocational Nursing	Diploma	56-68 weeks	$35,311
Phlebotomy Technician	Course (Avocational)	5 weeks	$1,915
Magnetic Resonance Imaging	Associate of Applied Science	115 weeks	$59,120
Nursing Assistant	Certificate		$3,255

California Dental Practice Act	Course (Avocational)	2 hours	$99
Infection Control	Course (Avocational)	8 hours	$249
Radiation Safety	Course (Avocational)	32 hours	$449
Teaching Adult Learner -Strategies and Techniques for Nurses and Allied Health Program Educators	Course (Avocational)	30 hours	$115
Coronal Polishing	Course (Avocational)	6 weeks	$3,255
Dispensary Agent Certification	Course (Avocational)	10 hours	$242
Vocational Nursing Pre-Requisite	Course (Avocational)	4 weeks	$850
LVN IV Therapy Certificate	Course (Avocational)	4 days	$275

Degree Program

Ultrasound Technician Associate of Applied Science Degree Program

The UT program is designed to prepare graduates for employment as an ultrasound technologist in the general abdomen, OB/GYN, small body parts and vascular. The graduate can work in imaging centers, physician’s offices, clinics, mobile units or hospitals that do not require a certification to be employed. The general education courses for the UT Associate of Applied Science Degree program are offered online only using interactive distance learning. The core ultrasound principles and subjects are taught on campus. Certificate program graduates can complete an UT Associate of Applied Science Degree remotely.

Cardiac Sonography Associate of Applied Science Degree Program

The Cardiac Sonography program is designed to prepare graduates for employment as a cardiac sonographer. The graduate can work in imaging centers, physician’s offices, clinics, mobile units or hospitals that do not require a certification to be employed. The cardiac sonographer plays a key role in today’s modern diagnosis and treatment team of cardiac disorders. The cardiac sonographer produces two-dimensional ultrasonic recordings of the heart and related blood vessels using ultrasound equipment for use by physicians in diagnosing certain cardiac diseases and malfunctions of the heart.

Vocational Nursing Associate of Applied Science Degree Program

The VN AAS degree program builds on the Vocational Nursing Diploma by adding the same online general education and science courses required for graduates of the pre-licensure Associate Degree Registered Nursing program. The goal of this post-licensure program is to educate and develop VNs such that they become more well-rounded professionals through undergraduate general education. It is anticipated that graduates will have enhanced critical thinking skills, science knowledge, and verbal/written communication skills which will expand employment opportunities.

Associate Degree of Nursing

The High Desert Medical College Associate Degree of Nursing Program (AND) provides students with a high-quality education in a dynamic, supportive and engaging environment. The nursing curriculum at High Desert Medical College prepares the student to become a Registered Nurse with an associate degree. The program promotes a culture of educational excellence among a diverse student population in collaboration with healthcare partners that leads to an associate degree in nursing licensure. An entry-level professional with the ability to utilize the latest healthcare technology while utilizing current evidence-based practice and clinical reasoning. The acquisition of the knowledge, skills and attitudes to provide safe patient-centered care that meets the changing health care needs of diverse individuals, families, communities and desire for life-long learning. The program strives to foster a commitment to individual excellence, integrity, lifelong learning and professional development within each graduate.

Diploma Program

Ultrasound Technician Diploma Program

The UT program is designed to prepare graduates for employment as an ultrasound technologist in the general abdomen, OB/GYN, small body parts and vascular. The graduate can work in imaging centers, physician’s offices, clinics, mobile units or hospitals that do not require a certification to be employed.

Vocational Nursing Program Diploma Program

The VN program is designed to provide the student with the basic knowledge, skills and abilities to perform the duties of a VN in a health care environment. The program is approved by the BVNPT as an accredited training program, the completion of which meets the minimum requirements set forth as necessary for application to take the VN license examination.

Certificate Programs

Clinical Medical Assisting Certificate Program

The clinical medical assisting program is designed to give graduates the knowledge and skills necessary to work as an entry-level medical assistant in a healthcare setting.

Dental Assisting Certificate Program

The dental assisting program prepares the graduate for an entry-level position in a dental office. Graduates may find employment in dental clinics as dental assistants. With additional training and/or experience, graduates may be eligible for the radiation safety exam and receive radiation safety certificate or be eligible for the coronal polish exam. Graduates receive CPR and First Aid certification from American Red Cross and a diploma in dental assisting.

Medical Administrative Assisting Certificate Program

The medical administrative assisting program prepares the graduate to enter the health professions fields as an administrative medical assistant in various settings, including medical offices, hospitals, and medical clinics.

Medical Billing and Coding Certificate Program

The medical billing and coding program provides theory and clinical training geared to prepare the student for an entry level position in a hospital, medical or dental office, and medical insurance/billing companies. Graduates receive CPR and First Aid certification from American Red Cross and Diploma in medical billing and coding.

Nursing Assistant Certificate Program

The nursing assistant program is designed to prepare students to become practicing state certified nursing assistants in the State of California. The course work will include safety, anatomy and physiology, nutrition, asepsis, patient care, body mechanics and rehabilitation and restoration care. Students should expect two to three hours of homework per class.

Pharmacy Technician Certificate Program

The pharmacy technician program is designed to provide students with the skills, knowledge and training for an entry-level position in retail, hospitals or clinics or home health pharmacy settings or other positions in a pharmacy-related product/company. Graduates are encouraged to seek certification from the State of California for a registration as a pharmacy technician and a national competency certification.

Avocational Courses

Phlebotomy Technician Course (Avocational)

The phlebotomy technician course (Avocational) is designed for employees who currently work or have worked in the medical field and are seeking additional skills/certifications to add to their portfolio. The profession of phlebotomy is taught through didactic, student laboratory, and clinical experiences. The student will be trained to perform a variety of blood collection methods using proper techniques and precautions.

California Dental Practice Act

This course is presented pursuant to the Dental Board of California requirement that each licensee must take a minimum two-unit course in California Dental Law during each two-year license renewal period. This course has been developed in accordance with the California Code of Regulations Section 1600 to provide the most current information on California Dental Practice Act and is approved by the Dental Board of California for two units. This coursework does not interpret or make comment upon the law, but presents a condensed version of the State of California statutes which constitute the Dental Practice Act.

Infection Control

This course covers the definition and implementation of sterilization methods and guidelines. Including patient medical history, infection control, prevention of contamination, and the use of personal protective equipment. In addition, verification of infection, disinfection, care of treatment room, handling and disposal of hazardous waste, handling soiled instruments, hand pieces, burs, water and air syringes are presented. This course has been developed in accordance with the California Code of Regulations Section 1005 to provide the most current information on infection control practices and principles and is approved by the Dental Board of California.

Radiation Safety

In the state of California, a Dental Assistant must have their California Radiation Safety (x-ray) certificate to be permitted to take x-rays in a dental office. In addition, all applicants for Registered Dental Assistant licensure must submit evidence of having completed an approved radiation safety course. This course introduces the didactic and clinical application of x-ray safety, bisecting and parallel techniques, film exposure, processing and mounting of non-digital x-rays, digital x-ray (Dexis) training, and evaluation of both digital and non-digital dental x-rays. This course is approved by the Dental Board of California.

Teaching Adult Learner -Strategies and Techniques for Nurses and Allied Health Program Educators

This a 30 hour continuing education course and approved for 30 continuing education units by the Board of Registered Nursing. In this course, students learn how to use the newest educational methods to create a classroom that is suited for adult learners. This is a 10-module course with topics that include teaching theory and strategies, curriculum development and program administration.

Vocational Nursing Pre-Requisite

This course is a pre-requisite requirement for admissions into the vocational nursing program. Students must successfully pass this course with a 75% or higher. The course introduces the nursing student to critical thinking, basic arithmetic and medication dosage calculation and normal anatomy and physiology, the interrelationships between structure and functions of human cells, tissues, and systems, and the effects of disease on body systems and basic medical terminology as well as study techniques and strategies to ensure student success throughout the program.

LVN IV Theory Certificate

The course is designed to prepare licensed vocational nurses to start and superimpose intravenous fluid via primary or secondary infusion lines and perform blood withdrawal. The course will cover psychological preparation of the patient based on the growth and developmental stage, legal aspect in IV therapy and blood withdrawal, infection control, indications for IV therapy, types of venipuncture devices, delivery systems, intravenous fluids, venipuncture sites, observation of the patient, regulation of the fluid flow, selection of equipment, complications of IV therapy, methods of blood withdrawal, method selection, safety measures, universal precautions, complications and preparation of withdrawal sites.

Coronal Polishing

This specialized course is designed for dental professionals in California seeking proficiency in coronal polishing procedures. Participants will gain comprehensive knowledge and hands-on skills to perform effective coronal polishing, contributing to enhanced patient oral health and aesthetic outcomes. The course emphasizes California-specific regulations and ethical considerations, ensuring participants can confidently integrate coronal polishing into their dental practice.

Dispensary Agent Certification

The dispensary agent certification will help give students an understanding of the fundamentals needed to be successful in the rapidly emerging cannabis industry. This course includes nine virtual modules, quizzes and a final exam covering everything from the plant’s history, terminology and chemistry to the routes of administration and effects on the human body. Our instructors include entrepreneurs, activists, health care providers and educators who have spent years building their careers in the cannabis space. This course is self-paced and delivered online.

Central Coast College

CCC’s model is to provide intensive coursework and learning experiences in order to prepare its students to be ready for work in their desired fields upon graduation. An emphasis is placed on practical instruction which enables graduates to succeed in their initial jobs after graduation and successfully advance in their careers.

CCC offers start dates throughout the year for its various programs. The programs currently offered as of June 30, 2024 are as follows:

Current Programs Offered

Area of Study	Program	Program Length	Estimated Total Fees, Charges and Expenses
Medical Assisting	Diploma	46 weeks	$19,340
Medical Administrative Assistant	Certificate	48 weeks	$19,340
Nursing Assistant	Certificate	9 weeks	$3,255
Phlebotomy Technician	Course (Avocational)	4-12 weeks	$4,400
Veterinary Assistant	Diploma	38 weeks	$19,340
Veterinary Technology	Degree (Associate of Applied Science)	84 weeks	$40,220
Computer Specialist Accounting	Diploma	48 weeks	$19,340
Ultrasound Technician	Certificate	84-99 weeks	$51,699
Vocational Nursing	Diploma	59 weeks	$35,311
Ultrasound Technician	Associate of Applied Science	108-123 weeks	$59,120

Healthcare Career Training Programs

Medical Assisting

The medical assisting program teaches skills such as: medical terminology, medical office procedures, medical records keeping and electronic medical records, patient vital signs, venipuncture and injections, use of laboratory equipment and use of EKGs.

Medical Administrative Assistant

Completing the medical administrative assistant program gives the student a comprehensive set of administrative skills needed to work in a medical office. These include knowledge, skills and abilities in: medical terminology, medical office procedures, medical record keeping and electronic medical records and medical insurance billing.

Nursing Assistant

Nursing assistant training is designed for those who seek entry-level employment in the healthcare field. The program prepares a student to take the state licensing exam to become a certified nursing assistant. The nursing assistant program may also be a prerequisite for students who need direct patient care experience as an admission requirement for a higher level healthcare program or for those who wish to test their interest in healthcare as a career. Individuals might also consider the nursing assistant training if they are interested in working in healthcare to support their education.

Phlebotomy Technician

Phlebotomists are allied health professionals who draw blood from patients for medical testing. The phlebotomy technician program is designed to prepare students to take the phlebotomy exam and apply to become a practicing, certified phlebotomist in the State of California.

Veterinary Assistant

The veterinary assistant program is designed to give hands-on experience working with animals and to prepare the students to successfully work alongside veterinarians and veterinary technicians in a variety of animal care settings. Classes are a combination of lecture, demonstration, guided practice, lab and clinical hours. An externship is provided at the end of the program.

Veterinary Technology

The veterinary technology program offers an AAS degree. The Veterinary Technology program is the only CVTEA (Committee on Veterinary Technician Education and Activities)-accredited program offered in Monterey, San Benito, Santa Cruz tri-county area. The veterinary technology program consists of two academic years, with the first year completing veterinary assistant program and giving students the option of a second year that fulfills the requirements for an AAS degree in veterinary technology. Graduates of the veterinary technology program are eligible for state licensing as a registered veterinary technician after successfully passing the Veterinary Technician National Examination and California State Veterinary Technician Examinations.

Ultrasound Technician Certificate Program

The UT program is designed to prepare graduates for employment as an ultrasound technologist in the general abdomen, OB/GYN, small body parts and vascular. The graduate can work in imaging centers, physician’s offices, clinics, mobile units or hospitals that do not require a certification to be employed.

Ultrasound Technician Associate of Applied Science Degree Program

The UT program is designed to prepare graduates for employment as an ultrasound technologist in the general abdomen, OB/GYN, small body parts and vascular. The graduate can work in imaging centers, physician’s offices, clinics, mobile units or hospitals that do not require a certification to be employed. The general education courses for the UT Associate of Applied Science Degree program are offered online only using interactive distance learning. The core ultrasound principles and subjects are taught on campus. Certificate program graduates can complete an UT Associate of Applied Science Degree remotely.

Vocational Nursing Diploma Program

The vocation nursing program is designed to provide the student with the basic knowledge, skills and abilities to perform the duties of a vocation nurse in a health care environment. The program is approved by the BVNPT as an accredited training program, the completion of which meets the minimum requirements set forth as necessary for application to take the Vocation Nurse License examination.

Business Career Training Programs

Computer Accounting Specialist

The computer accounting specialist program is designed to prepare students for a career in which they would maintain and prepare records, post details of transactions, and reconcile bank statements in both large and small businesses in many industries.

Business Administrative Specialist

The business administrative specialist program is designed to prepare students for a career in which they would need office skills such as preparing reports and documents, bookkeeping, keeping schedules, answering telephones, taking messages and providing information.

Integrity College of Health

Integrity offers start dates throughout the year for its various programs. The programs currently offered as of June 30, 2024, are as follows:

Current Programs Offered

Area of Study	Program	Program Length	Estimated Total Fees, Charges and Expenses
Vocational Nursing	Diploma	56-68 weeks	$35,311
Medical Assisting	Diploma	34-42 weeks	$19,340
Diagnostic Medical Sonography	Diploma	84-99 weeks	$46,965
Medical Billing and Coding	Diploma	35-42 weeks	$19,335
Bachelor of Science in Nursing (RN to BSN)	BS Degree	46 weeks	$11,143
Veterinary Assistant	Certificate	35-43 weeks	$19,340
Vocation Nursing AAS	Associate of Applied Science	48 weeks	$19,735

Healthcare Career Training Programs

Vocational Nursing

The VN program provides students with nursing skills for direct patient care. Graduates should be able to function as part of the interdisciplinary healthcare team in selected healthcare settings with individuals, families and communities across the life span.

Medical Assistant

The medical assistant program is designed to prepare students for entry-level positions as a medical assistant in either clinical and/or administrative capacity.

Medical assistants are multi-skilled health professionals who perform a wide range of roles in physician’s offices and other health care settings. Medical assistants may also be employed by medical centers, medical specialty clinics, insurance billing agencies, laboratories, and emergency rooms.

Diagnostic Medical Sonography

The diagnostic medical sonography program is designed to prepare graduates for employment as an ultrasound technologist in the general abdomen, OB/GYN, small body parts and vascular. The graduate can work in imaging centers, physician’s offices, clinics, mobile units or hospitals that do not require a certification to be employed. The ultra-sonographer plays an important role in today’s modern diagnosis and treatment team. Ultra-sonographer produces two-dimensional ultrasonic recordings of internal organs using ultrasound equipment for use by physicians in diagnosing certain diseases and malfunctions of certain organs. The program includes a 960-hour externship.

Medical Insurance Coding and Billing Specialist

The medical insurance coding and billing program provides theory and clinical training geared to prepare the student for an entry level position in a hospital, medical or dental office, and medical insurance/billing companies. The program provides all the necessary training to enable the students to acquire the necessary skills and demonstrate competencies in a variety of medical office procedures and billing and coding techniques. Instruction combines theory and practice to meet the competencies needed to be a medical biller and coder. Students learn to prepare various health claim forms using medical billing software. In doing so, they acquire a working knowledge of human anatomy and medical terminology, as well as comprehension of the legal, ethical and regulatory standards of medical records management. Students learn to accurately interpret medical records, including diagnoses and procedures of health care providers, as well as to document and code the information for submission to insurance companies. Graduates receive CPR and first aid certification from American Red Cross and a diploma in medical billing and coding.

Bachelor of Science in Nursing

The RN–BSN degree program is designed students who possess an associate degree and Diploma Registered Nurse license. The blended or online method of delivery is offered for working nurses who require greater flexibility in the education schedule in order to complete their Bachelor’s degree in nursing.

Veterinary Assistant Certificate Program

The veterinary assistant (VA) program is based on theory and clinical training geared to prepare the students for entry level as veterinary assistants in veterinary offices, veterinary hospitals, research facilities, animal shelters, wildlife refuges and zoos. The veterinary assistant program consists of five areas of training: career and personal development, clinical experience, anatomy and terminology, veterinary assistant duties and species and breeds of animals commonly seen in veterinary clinics. The program provides knowledge of veterinary front and back-office procedures to prepare the students to work under the supervision of a veterinarian or registered veterinary technician.

Vocational Nursing Associate of Applied Science Program

The vocational nursing associate of applied science (VN AAS) program consists of one hundred and one-half credits, of which sixty-eight and one-half credits are transferred into the program. Students must provide a current LVN license to receive these sixty-eight and one-half credits. The remaining credits are completed during the AAS program. The VN AAS degree program builds on the vocational nursing diploma by adding the same one hundred percent online general education and science courses required for graduates of the pre-licensure associate degree registered nursing program. The goal of this post-licensure program is to educate and develop vocational nurses to become more well-rounded professionals through undergraduate general education.

Job Placement

We believe that assisting our graduates in securing employment after completing their program of study is critical to our ability to attract high quality students and enhancing our reputation in the industry. Accordingly, we dedicate significant resources to maintaining an effective graduate placement program. We provide placement assistance to all qualified graduates at no additional charge. Our institutions work closely with local employers to ensure that we are training students with skills that employers need. Our placement department maintains databases of potential employers throughout the country, allowing us to more effectively assist our graduates in securing employment in their career field upon graduation. The placement department also assists with locating current job openings and scheduling interviews for graduates in their career field through personal contact with employers, review and investigation of advertised openings and memberships and attendance in local organizations to market our graduates to local employers. Throughout the year, we hold numerous job fairs at our facilities where we provide the opportunity for our students to meet and interact with potential employers. In addition, all of our programs (except for VN) have an externship as part of their course curriculum, which provides our students with opportunities to work with employers prior to graduation. We also assist students with resume writing, interviewing and other job search skills.

Intellectual Property

Intellectual property is important to our business. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements with third parties to protect our proprietary rights. In many instances, our course content is produced for us by faculty and other content experts under work-for-hire agreements pursuant to which we own the course content in return for a fixed development fee.

Properties

We do not own any property. We lease property in California for academic operations, corporate functions, enrollment services and student support services. Below is a table summarizing our leased properties as of June 30, 2024:

Number of Buildings	Location	Total Square Footage	Lease Expiration
1	Bakersfield, CA	26,515	2026
1	Lancaster, CA	29,096	2026
1	Temecula, CA	15,703	2026
2	Salinas, CA	22,693	2026 & 2027
1	Pasadena, CA	8,879	2025 & 2027

Our facilities are utilized consistent with management’s expectations, and we believe such facilities are suitable and adequate for current requirements and that additional space can be obtained on commercially reasonable terms to meet any future requirements.

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below, we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Available Information

Our website address is www.legacyed.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Annual Report on Form 10-K before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to the Highly Regulated Field in Which We Operate

If our institutions fail to comply with the extensive educational regulatory requirements applicable to our business, we could incur financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students, loss of accreditation, or loss of our authorization to operate our institutions or our educational programs.

As a provider of postsecondary education, we are subject to extensive regulation by federal, state, and accrediting agencies. The applicable educational regulatory requirements cover virtually all phases of the operations of our institutions, including, but not limited to, educational program offerings, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, data security and privacy, adequacy and substantiation of graduation and job placement rates and other student outcomes, distribution of information to current and prospective students, professional licensure requirements, payment of refunds to students who withdraw, the receipt of federal and state financial aid by our students (including institutional, programmatic, and student eligibility requirements), private and institutional loan programs, distance education, third party servicers, written arrangements with other institutions or organizations to provide some or all of an educational program, student complaints, student services, student admissions, transfer of academic credits, acquisitions or openings of new institutions, additions of new campuses and educational programs, closure or relocation of existing locations, and changes in corporate structure and ownership.

Each of our institutions (HDMC, CCC, and Integrity) participates in the federal student aid programs authorized by Title IV of the Higher Education Act of 1965 (“HEA”), as amended (“Title IV Programs”), as well as other federal and state financial aid programs and are subject to extensive regulation by the U.S. Department of Education (“ED”), other federal and state educational agencies and accreditors. CCC and HDMC are approved to offer, and must comply with applicable requirements related to, veterans education assistance administered by the Department of Veterans Affairs (“VA”), Cal Grants administered by the California Student Aid Commission, and funds administered under the Workforce Innovation and Opportunity Act. We derive a substantial portion of our revenue and cash flows from the Title IV Programs and a significant portion of our students rely on financial aid received under the Title IV Programs in order to attend our institutions. To qualify as an eligible institution to participate in the Title IV Programs, an institution must among other things receive and maintain authorization by the appropriate state education agencies, be accredited by an accreditor recognized by ED, and be certified by ED as an eligible institution.

The laws, regulations, standards and policies of our regulators change periodically and are subject to new and changing interpretation by our regulators. Changes in, or new interpretations of, applicable laws, regulations, standards, or policies, or our failure to comply with those laws, regulations, standards, or policies could have a material adverse effect on our receipt of funds under the Title IV Programs and other federal and state financial aid programs, the accreditation of our institutions and programs, the authorization of our institutions to operate in various states, our permissible activities or our costs of doing business. We cannot predict with certainty how all of the requirements applied by our regulators will be interpreted or whether our institutions will be able to comply with these requirements in the future. Given the complex nature of these requirements and the fact that they are subject to interpretation, it is possible that we may inadvertently violate these laws, regulations, standards, or policies.

If we are found to have violated any applicable laws, regulations, standards or policies, we may be subject to the following sanctions, among others, imposed by any one or more regulatory agencies or other government bodies who regulate us and our schools:

●	imposition of monetary fines or penalties, including imposition of a requirement to submit a substantial letter of credit or other form of financial protection;

●	repayment of funds received under the Title IV Programs or other federal or state financial aid programs the amounts of which could be material;

●	restrictions on, or termination, revocation, or nonrenewal of, the eligibility of one or more of our institutions or one or more of their locations or programs to participate in the Title IV Programs or other federal or state financial aid programs;

●	limits on, or termination, revocation, or nonrenewal of, our authorizations to operate our institutions in one or more states or ability to grant degrees, diplomas and certificates;

●	restrictions on, or termination, revocation or nonrenewal of, our institutions’ approvals and/or accreditations or the approval and/or accreditation of one or more of our locations or programs;

●	limitations on our operations including, but not limited to, our ability to open new institutions or locations (i.e., campuses), offer new programs, change the length of our existing programs, or increase enrollment levels or amounts of funding received from Title IV or other financial assistance programs;

●	costly investigations, litigation or other adversarial proceedings; and

●	civil or criminal penalties being levied against us or our institutions.

In addition, findings or allegations of noncompliance may subject us to qui tam lawsuits under the Federal False Claims Act, under which private plaintiffs seek to enforce remedies on behalf of the U.S. and, if successful, are entitled to recover their costs and to receive a portion of any amounts recovered by the U.S. in the lawsuit. The U.S. can also bring a Federal False Claims Act claim on its own behalf, and in either instance, a party found to have violated the Federal False Claims Act can be subject to treble damages. We may be subject to similar lawsuits brought under state false claims acts. We may also be subject to other types of lawsuits or claims by third parties. The costs of these proceedings may be significant, and we may not have sufficient resources to fund any material adverse outcomes.

Any penalties, repayment obligations, injunctions, restrictions, terminations, revocations, nonrenewal, lawsuits or other sanctions or conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows. If any of our institutions lose or experience limitations on their Title IV Program eligibility, we would experience a dramatic decline in revenue, and we would be unable to continue our business as it currently is conducted.

Any failure to comply with state laws and regulatory requirements, including educational regulations, or new state legislative or regulatory initiatives affecting our institutions, could have a material adverse effect on our total student enrollment, results of operations, financial condition and cash flows.

Our institutions are subject to the educational laws and regulations of the State of California where our physical campuses are located. We also may be subject to the educational laws of other states if we acquire a new institution in the state or if one of our institutions adds a new campus in the state or otherwise conducts other operations in the state covered by applicable state educational law including, but not limited to, student recruitment, advertising or certain types of distance education. State educational laws establish standards and requirements for, among other things, student instruction, faculty qualifications, campuses and facilities, educational programs, financial stability, administrative staff, marketing and recruiting, distribution of information to current and prospective students, payment of refunds to students who withdraw, private and institutional loans, distance education, student services, student complaints, student admissions, transfer of academic credits, substantive changes, acquisitions, and policies and minimum graduation and job placement outcomes for institutions and/or their individual educational programs. Our institutions are authorized to operate by the California Bureau for Private Postsecondary Education (“BPPE”). We also may be required to obtain approvals and comply with requirements of state agencies that regulate certain occupational educational programs such as, for example, VN and phlebotomy. The California Board of Registered Nurses approves the Associate degree of Nursing program at HDMC. The VN programs at HDMC and Integrity are approved by BVNPT. The phlebotomy programs at HDMC and CCC are approved by California Department of Public Health. In addition, we are subject to state consumer protection laws.

Attorneys general in many states have become more active in enforcing consumer protection laws, including, for example, laws related to marketing, advertising and recruiting practices and the financing of education at for-profit educational institutions. Further, some state attorneys general have partnered with the Consumer Financial Protection Bureau (“CFPB”), the Federal Trade Commission (“FTC”), and other federal and state agencies to review industry practices and collaborate on enforcement actions against educational institutions. These actions increase the likelihood of scrutiny of marketing, advertising, recruiting, financing, and other practices of educational institutions and may result in unforeseen consequences, increasing risk and making our operating environment more challenging.

Adverse media coverage regarding the allegations of state consumer protection law violations by us or other for-profit education companies could damage our reputation, result in decreased enrollments, revenues and profitability, and have a negative impact on our stock price. Such coverage could also result in continued scrutiny and regulation by ED, Congress, accreditors, state legislatures, state attorneys general or other governmental authorities of us and other for-profit educational institutions.

State education laws and regulations may limit our campuses’ ability to operate or to award degrees, diplomas, or certificates or offer new programs. Moreover, under the HEA, authorization by state education agencies is necessary to maintain eligibility to participate in the Title IV Programs. ED regulations also require institutions offering postsecondary education through distance education to students located in a state in which the institution is not physically located (as determined by the institution at the time of a student’s initial enrollment and, if applicable, upon formal receipt of information from the student that their location has changed to another state) to meet state educational requirements in that state or participate in a state authorization reciprocity agreement in order to disburse Title IV funds to such students. We have obtained approval to offer portions of our programs via distance education from ACCET for HDMC and CCC, ABHES for Integrity, and from the BPPE for HDMC, CCC, and Integrity. The State of California does not, however, presently participate in any state authorization reciprocity agreement whereby our institutions may offer programs via distance education to students located in other states without our obtaining applicable authorizations from those other states. Our institutions presently do not have any state postsecondary authorizations outside of California.

In addition, an institution must make disclosures readily available to enrolled and prospective students regarding whether programs leading to professional licensure or certification meet state educational requirements, and provide a direct disclosure to students in writing if the program leading to professional licensure or certification does not meet state educational requirements in the state in which the student is located (which is only California for our current students). Under ED’s rules effective July 1, 2024, an institution must certify that its programs satisfy the applicable educational requirements for professional licensure or certification needed to practice or find employment in an occupation for which the program prepares a student in the state in which the school or where a student is located or intends to seek employment (which, although our current students are located in California, could be a state other than California and could require us to refrain from enrolling students in a state if our program does not satisfy the applicable educational requirements in the state). We believe the Title IV-eligible educational programs offered by our institutions satisfy all such currently applicable state educational requirements for professional licensure or certification. ED also commenced a negotiated rulemaking process to develop new regulations on topics that include state authorization and convened a negotiated rulemaking committee to consider proposals from January through March 2024. On July 17, 2024, ED announced that proposed rules related to cash management, state authorization and accreditation will be published by next year. We cannot predict the ultimate timing or content of any new regulations that might emerge from this process. See Risk Factors at “Additional ED or other rulemaking could materially and adversely affect our operations, business, results of operations, financial condition and cash flows.”

State legislatures often consider legislation affecting regulation of postsecondary educational institutions. Our institutions are located in California which has expansive laws and regulations impacting for-profit schools like our institutions. Enactment of this legislation and ensuing regulations, or changes in interpretation of existing regulations, may impose substantial costs on our institutions and require them to modify their operations in order to comply with the new regulations.

If we are unable to comply with applicable past, current or future state education, consumer protection, licensing, authorization or other requirements, or determine that we are unable to cost effectively comply with new or revised requirements, we could be subject to loss of state authorization and to monetary fines or penalties or limitations on the manner in which we conduct our business, or we could lose enrollments, eligibility to participate in the Title IV Programs and revenues, in any affected states, which could materially affect our results of operations and our growth opportunities.

If one or more of our institutions fails to maintain institutional accreditation, or if certain of our programs cannot obtain or maintain programmatic accreditation, our student enrollments would diminish and our business would suffer.

Institutional Accreditation. In the U.S., accrediting agencies are non-governmental entities that periodically review the academic quality of an institution’s instructional programs and its administrative and financial operations to ensure the institution has the resources to perform its educational mission. Accrediting agencies impose standards that extend to most aspects of an institution’s operations and educational programs including, but not limited to, requirements to maintain threshold graduation and job placement rates for its educational programs. ED requires an institution to be accredited by an ED-recognized accrediting agency in order for the institution to participate in the Title IV Programs. HDMC and CCC are currently accredited by ACCET through April 2029 and April 2025, respectively. Integrity is accredited by ABHES through February 2026. ACCET and ABHES are ED-recognized accrediting agencies. The failure to comply with accreditation standards could subject an institution to additional oversight and reporting requirements, accreditation proceedings such as a show-cause directive, an action to defer or deny action related to an institution’s application for a new grant of accreditation, or an action to suspend or revoke an institution’s accreditation or a program’s approval. If our institutions or programs are subject to negative accreditation actions or are placed on probationary accreditation status, we may experience adverse publicity, impaired ability to attract and retain students, and substantial expense to obtain unqualified accreditation status. The inability to obtain reaccreditation following periodic reviews or any final loss of institutional accreditation after exhaustion of the administrative agency processes would result in a loss of Title IV Program funds and state authorization for the affected institution. Such events and any related claims brought against us could have a material adverse impact on our business, reputation, financial condition, results of operations and cash flows.

Programmatic Accreditation. Many states and professional associations require professional programs to be accredited. While programmatic accreditation is not a sufficient basis to qualify for institutional Title IV Program certification, programmatic accreditation may improve employment opportunities for program graduates in their chosen field. Moreover, ED requires an institution to hold programmatic accreditation for an educational program if required by a state or federal agency (including as a condition of employment in the occupation for which the institutional program prepares the students). The veterinary technology program at CCC is accredited by the American Veterinary Medical Association. Integrity’s Registered Nurse to Bachelor of Science in Nursing holds pre-accreditation candidacy status from the Commission for Nursing Education Accreditation. All of the Title IV-eligible educational programs offered by our institutions are within the scope of institutional accreditation from either ACCET or ABHES, and we do not believe any of our Title IV-eligible educational programs that do not hold programmatic accreditation are required to hold programmatic accreditation by any currently applicable state or federal agency. Those of our programs that do not have programmatic accreditation, where available, or fail to maintain such accreditation, may experience adverse publicity, loss of access to Title IV funds, declining enrollments, litigation or other claims from students or suffer other adverse impacts, which could result in it being impractical for us to continue offering such programs.

ED Recognition of Accrediting Agencies. Our participation in Title IV Programs is dependent on ED continuing to recognize the accrediting agencies that accredit our colleges and universities. Each of our institutions currently are accredited by an ED-recognized accrediting agency. The standards and practices of these agencies have become a focus of attention by state attorneys general, members of Congress, ED’s Office of Inspector General and ED over recent years, and are the subject of upcoming rulemaking. ED held negotiated rulemaking sessions between January and March 2024, and the negotiators did not reach consensus on proposed language. On July 17, 2024, ED announced that proposed rules related to cash management, state authorization and accreditation will be published by next year. ED has indicated during negotiated rulemaking its intent to require accreditors to take action against institutions more promptly when accreditors identify noncompliance and to modify accreditor review of substantive changes and limit the time an institution can remain in noncompliance with accrediting agency standards, which could increase the amount of enforcement activities by accrediting agencies against institutions like ours. ED also proposed expanding requirements related to accrediting agencies’ conflict of interest policies and student achievement standards, for example.

This focus may make the accreditation review process longer and potentially more challenging for our institutions when they undergo their normal accreditation review processes. It may also make the process by which ED evaluates and recognizes accreditors as appropriate Title IV Program gatekeepers longer and more challenging for our accreditors. ED recognized accreditors are facing increased political pressure as part of this recognition process to apply heightened levels of scrutiny or review and/or apply new requirements or standards to for-profit institutions. These pressures may result in future modifications to accreditation criteria, practices or other policies and procedures, with which our institutions may not be able to comply. If ED withdraws recognition from ACCET and/or ABHES, ED may continue our schools’ eligibility for a period of up to 18 months from the date of the withdrawal of recognition, and our schools could apply for accreditation from other ED-recognized accrediting agencies. ED could impose provisional certification and other conditions and restrictions on our schools during this period. If ACCET and/or ABHES lose recognition from ED and our schools are unable to obtain accreditation from a different ED-recognized accrediting agency in the required time period, our schools could lose eligibility to participate in Title IV Programs.

Congress may revise the laws governing the Title IV Programs or reduce funding for those programs which could reduce our enrollment and revenue and increase costs of operations.

The U.S. Congress must periodically reauthorize the HEA and other laws governing the Title IV Programs and annually determine the funding level for each Title IV Program, and may pass new laws or revise existing laws at any time. Political and budgetary concerns significantly affect the Title IV Programs. We cannot predict when or whether Congress will consider or vote on legislation to reauthorize the HEA or to create new laws or revise existing laws. Furthermore, we cannot predict with any certainty the outcome of the HEA reauthorization process nor the extent to which any legislation that Congress could adopt at any time could materially affect our business, financial condition and results of operations. However, recent elections have increased the number and influence of legislators and regulators who have been critical of the for-profit postsecondary education sector that includes our institutions, which has led and could continue to lead to significant legislative changes in connection with amendments to the HEA, annual appropriations, or other changes to laws, that have been and may continue to be adverse to our institutions and other for-profit institutions. Moreover, current requirements for student or school participation in Title IV Programs may change or one or more of the present Title IV Programs could be replaced by other programs with materially different student or school eligibility requirements. For example, the American Rescue Plan Act of 2021 (“ARPA”) was signed into law in March 2021 and included, among other things, a provision that amended the 90/10 Rule (as defined herein) in the HEA. See “Risk Factors - Our institutions could lose their eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from applicable federal student aid programs is too high.” If we cannot comply with the provisions of the HEA, as they may be enforced or amended, or if the cost of such compliance is excessive, or if funding is materially reduced, our revenues or profit margin could be materially adversely affected.

Additional ED or other rulemaking could materially and adversely affect our operations, business, results of operations, financial condition and cash flows.

ED has promulgated a substantial number of new regulations in recent years that impact our business, including, but not limited to, the “borrower defense to repayment” regulations discussed in the risk factors below, as well as rules regarding compensation for persons engaged in certain aspects of admissions and financial aid, state authorization, clock and credit hours, prohibitions on “substantial misrepresentations,” gainful employment, certification procedures, financial responsibility, administrative capability, ability to benefit, closed school loan discharges, the 90/10 Rule, changes in ownership, Title IX, and other topics. These and other regulations have had significant impacts on our business, requiring a large number of reporting and operational changes and resulting in changes to and elimination of certain educational programs.

Future regulatory actions by ED or other agencies that regulate our institutions are likely to occur and to have significant impacts on our business, require us to change our business practices and incur costs of compliance and of developing and implementing changes in operations, as has been the case with past regulatory changes. Recent and upcoming elections may result in changes at ED and other federal agencies that are likely to lead to future regulatory actions that could be aimed at for-profit postsecondary institutions like our institutions. See “Risk Factors - Our institutions could lose their eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from applicable federal student aid programs is too high.” In October through December 2023, ED conducted negotiated rulemaking to develop new regulations related to student debt relief. In addition, in January through March 2024, ED conducted negotiated rulemaking to prepare proposed regulations on a variety of topics including, but not limited to cash management, state authorization, distance education, return of Title IV, and accreditation. On July 24, 2024, ED published proposed regulations in the Federal Register, related to return of Title IV calculations and distance education. Our institutions are required to perform return of Title IV calculations and the upcoming final version of the regulations may impact our performance of these mandatory calculations. If our institutions begin offering distance education programs, the proposed rules on distance education could impact our reporting requirements and our performance of the return of Title IV calculations. If ED publishes final regulations by November 1, 2024, the regulations typically would have a general effective date of July 1, 2025. On July 17, 2024, ED announced that proposed rules related to cash management, state authorization and accreditation will be published by next year. We cannot predict the ultimate timing, content and effective date of the regulations that will emerge from these processes. ED could consider additional topics for proposed regulations during the rulemaking process or by initiating additional rulemaking processes. On July 17, 2024, ED announced that it will conduct negotiated rulemaking on third-party servicer requirements for institutions and servicers but did not provide a timeline. The negotiated rulemaking process is likely to lead to future ED regulations that could negatively impact schools like ours. ED also has announced its intention to propose regulations that would increase the information security requirements applicable to institutions participating in the Title IV Programs, including with respect to sensitive personal data residing in school information systems, but we cannot predict the ultimate timing, content, and impact of any regulations ED might propose and ultimately adopt.

We cannot predict with certainty the ultimate combined impact of the regulatory changes which have occurred in recent years, nor can we predict the effect of future legislative or regulatory action by federal, state or other agencies regulating our education programs or other aspects of our operations, how any resulting regulations will be interpreted or whether we and our institutions will be able to comply with these requirements in the future. Any such actions by legislative or regulatory bodies that affect our programs and operations could have a material adverse effect on our student population and our institutions, including the need to cease offering a number of programs.

ED’s financial value transparency and gainful employment regulations may limit the programs we can offer students and increase our cost of operations.

In May 2021, ED announced its intention to initiate a rulemaking process on several topics, including gainful employment. On May 19, 2023, ED published a notice of proposed rulemaking on financial value transparency and gainful employment, and on October 10, 2023, ED published final regulations which became effective on July 1, 2024. Multiple lawsuits have been filed challenging these regulations, however, we cannot predict the outcome of these cases.

The financial value transparency and gainful employment regulations include standards for annually evaluating postsecondary educational programs based on the calculation of debt-to-earnings rates and an “earnings premium” measure. The rule establishes formulae for calculating these rates using data such as student debt, student earnings data, and median earnings data for working adults with only a high school diploma or GED, which the rule uses to compare to median earnings data of the institution’s graduates. Under the regulations, ED will annually calculate and publish the debt-to-earnings rates and median earnings data for our educational programs. If these calculations show that any of our educational programs do not comply with debt-to-earnings or median earnings regulatory thresholds for two of three consecutive years, those educational programs would lose Title IV Program eligibility. ED also requires institutions to provide warnings to current and prospective students about programs in danger of losing of Title IV Program eligibility which could negatively impact our retention of current students and enrollment of new students in these programs. The regulations also require certifications and data reporting to ED and providing required student disclosures related to gainful employment. Some of the data ED will use to calculate the debt-to-earnings rates and earnings premium measures is not yet readily accessible to institutions. Therefore, it is difficult for us to predict how our institutions will perform under the new standards and the extent to which our programs could lose Title IV Program eligibility under the new standards. We also do not have control over some of the factors that could impact the rates and measures for our programs which could make it difficult to mitigate the impact of the regulations on our programs. However, the new regulations could require us to modify or eliminate programs to comply with the new regulations and could result in the loss of Title IV Program eligibility for our programs that fail to comply with the regulations which could have a material adverse effect on our student population and our revenues.

ED’s “borrower defense to repayment” regulations may subject us to significant repayment liability to ED for discharged federal student loans, posting of substantial letters of credit and other requirements that could have a material adverse effect on us.

In 1994, pursuant to certain provisions of the Higher Education Act, ED published its first version of the “borrower defense to repayment” (“BDR”) regulations which generally allow federal student loan borrowers to assert a defense to repaying their federal loans based on the conduct of the institution they attended. The amount of loans discharged by ED pursuant to an adjudicated BDR claim may be assessed by ED as a Title IV Program liability against the institution. On November 1, 2016, the Department adopted revised BDR regulations that became effective on July 1, 2017. Under the 2017 version of the BDR regulations, borrowers with federal student loans disbursed after July 1, 2017 can assert a defense to repayment and be eligible for relief based on a nondefault, favorable, contested judgement against the institution from a state or federal court; a claim that the institution failed to perform its obligations under a contract with the student or a claim the institution committed a “substantial misrepresentation” on which the borrower reasonably relied to his or her detriment. On September 23, 2019, the Department again revised its BDR regulations effective July 1, 2020, and created a distinct standard and process for BDR applications applicable to federal student loans first disbursed after July 1, 2020. Under the 2019 version of the BDR regulations, a borrower can assert a defense to repayment and be eligible for relief if the borrower establishes that the institution made a misrepresentation of material fact upon which the borrower reasonably relied in deciding to obtain their loan; the misrepresentation related to the borrower’s enrollment or continuing enrollment at the institution or the provision of education services for which the loan was made; and the borrower was financially harmed by the misrepresentation.

On November 1, 2022, ED again revised the BDR regulations with an effective date of July 1, 2023. The 2022 version of the BDR regulations included amendments regarding, among other things, (i) acts or omissions by or on behalf of an institution of higher education a borrower may assert as a defense to repayment of certain Title IV Program loans; (ii) procedures for adjudicating borrower defense claims, and (iii) prohibiting the use of mandatory pre-dispute arbitration clauses and class action waivers in enrollment agreements and requiring disclosures of judicial and arbitration filings and awards pertaining to a borrower defense claim.

Among other things, the 2022 version of the BDR regulations also amended the processes for BDR applications received on or after, or that were pending with ED as of, July 1, 2023. The 2022 version of the BDR regulations applies the revised federal BDR standard to all BDR claims received on or after, or pending with the Secretary as of, July 1, 2023, but would not allow for recovery against institutions for discharged amounts first disbursed prior to July 1, 2023 unless the BDR claim would have been approved under the substantive BDR standard applicable to the time period in which the loan was disbursed as set forth in the prior versions of the BDR regulations. The defenses to repayment are based on certain acts or omissions, including misrepresentations, by an institution or a covered party. The regulations establish detailed procedures and standards for the loan discharge processes, including the information required for borrowers to receive a loan discharge, and the authority of ED to seek recovery from the institution of the amount of discharged loans. The 2022 version of the BDR regulations were to take effect on July 1, 2023, in addition to certain closed school loan discharge provisions part of the same rule, but are currently enjoined by the U.S. Court of Appeals for the Fifth Circuit pursuant to litigation captioned Career Colleges and Schools of Texas v. U.S. Department of Education, No. 23-50491. The Career Colleges and Schools of Texas (“CCST”) filed a complaint challenging the regulations in February 2023. In April 2024, the Fifth Circuit granted a preliminary injunction to block enforcement of the 2022 version of the BDR regulations while the case is pending. Therefore, the 2022 version of the BDR regulations are not in effect, but the previous BDR regulations in effect prior to July 1, 2023, generally remain in effect in the meantime and apply different substantive standards and procedures based on when a BDR claimant’s loans were disbursed. We cannot predict the outcome of this case or if and when the revised BDR regulations could take effect.

On June 22, 2022, ED reached a settlement with plaintiffs in the case titled Sweet v. Cardona, which was filed by student loan borrowers to challenge ED’s adjudication of BDR claims. The settlement resulted in automatic relief of claims pending as of June 22, 2022 that were filed against institutions on a list of about 150 institutions named in the settlement agreement, which did not include any of our institutions. In addition, under the settlement, any borrower who filed a defense to repayment claim between June 22, 2022 and November 15, 2022 are “Post-Class Applicants” whose applications will be adjudicated under the 2016 version of the BDR regulations and will be decided by January 2026. HDMC received and timely responded to seven BDR applications from Post-Class Applicants. CCC and Integrity have not received any BDR applications from Post-Class Applicants. It is possible that we could receive BDR claims in the future. If we or our representatives are found to have engaged in certain acts or omissions under the broad definitions contained in the 2016 version of the BDR regulations, or other BDR regulations that could be in place in the future, we could be subject to substantial repayment obligations and subject to other sanctions.

The enjoined 2022 version of the BDR regulations, and the versions of the BDR regulations that are currently in effect and that could be in effect in the future, could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate, including a requirement that our institutions to submit a letter of credit based on expanded standards of financial responsibility. See “Risk Factors - A failure to maintain compliance with ED’s “financial responsibility” requirements would have negative impacts on our operations.”

The current ED administration has been more active in processing BDR applications and has recently distributed claims to institutions for an opportunity to respond to borrower allegations. ED may, on its own or in response to other constituencies, allocate additional resources to reviewing and adjudicating BDR applications from federal student loan borrowers. We cannot predict how many BDR applications have been filed by our former students, but if we receive such claims from ED, we may incur significant costs in responding to the borrower allegations and, if adjudicated as valid by ED, repaying the federal government for the amount of loans discharged pursuant to such claims.

A failure to maintain compliance with ED’s “financial responsibility” requirements would have negative impacts on our operations.

All institutions participating in the Title IV Programs must satisfy specific standards of financial responsibility. ED evaluates institutions for compliance with these standards each year, based on the institution’s annual audited financial statements, as well as following a change in ownership resulting in a change of control of the institution. The most significant financial responsibility measurement is the institution’s composite score, which is calculated by ED based on three ratios:

●	the equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability;

●	the primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and

●	the net income ratio, which measures the institution’s ability to operate at a profit.

ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further oversight. If an institution’s composite score is below 1.5, but is at least 1.0, it is in a category denominated by ED as “the zone.” Under ED regulations, institutions that are in the zone typically may be permitted by ED to continue to participate in the Title IV Programs by choosing one of two alternatives: 1) the “Zone Alternative” under which an institution is required to make disbursements to students under the Heightened Cash Monitoring 1 (“HCM1”) payment method (or another payment method that differs from the standard advance payment method) and to notify ED within 10 days after the occurrence of certain oversight and financial events or 2) submit a letter of credit to ED equal to at least 50 percent of the Title IV Program funds received by the institution during its most recent fiscal year. ED permits an institution to participate under the “Zone Alternative” for a period of up to three consecutive fiscal years. Under the HCM1 payment method, the institution is required to make Title IV Program disbursements to eligible students and parents before it requests or receives funds for the amount of those disbursements from ED. Unlike the Heightened Cash Monitoring 2 (“HCM2”) and the reimbursement payment methods, the HCM1 payment method typically does not require schools to submit documentation to ED and wait for ED approval before drawing down Title IV Program funds. Schools under HCM1, HCM2 or reimbursement payment methods must also pay any credit balances due to a student before drawing down funds for the amount of those disbursements from ED, even if the student or parent provides written authorization for the schools to hold the credit balance.

If an institution’s composite score is below 1.0, the institution is considered by ED to lack financial responsibility. If ED determines that an institution does not satisfy ED’s financial responsibility standards, depending on its composite score and other factors, that institution may establish its eligibility to participate in the Title IV Programs on an alternative basis by, among other things:

●	posting a letter of credit in an amount equal to at least 50% of the total Title IV Program funds received by the institution during the institution’s most recently completed fiscal year; or
●	posting a letter of credit in an amount equal to at least 10% of the Title IV Program funds received by the institution during its most recently completed fiscal year accepting provisional certification; complying with additional ED monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than ED’s standard advance funding arrangement.

If, in the future, we are required to satisfy ED’s standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit, we may not have the capacity to post these letters of credit which could result in sanctions including loss of Title IV Program eligibility.

ED annually evaluates the financial responsibility of HDMC, CCC, and Integrity on a consolidated basis. We have calculated our composite score for the 2023 fiscal year to be 3.0, however this score is subject to determination by ED based on its review of our consolidated audited financial statements for the 2023 fiscal year. However, if our composite scores in the future were to decrease, we may become subject to the additional requirements noted above or our Title IV Program eligibility could be affected. We cannot predict how long it will take the ED to make its determination or the outcome of its determination.

On October 31, 2023, ED published final regulations with a general effective date of July 1, 2024 that, among other things, amended the “general” standards of financial responsibility to revise the timeframe for institutions to submit annual audits, require reporting on the status of foreign entity owners, and add events that constitute a failure to demonstrate an institution is able to meet financial obligations. These regulations also modified the list of triggering events that could result in ED determining that the institution lacks financial responsibility and must submit to ED a letter of credit or other form of acceptable financial protection and accept other conditions on the institution’s Title IV Program eligibility. The regulations create lists of mandatory triggering events and discretionary triggering events. An institution is not able to meet its financial or administrative obligations if a mandatory triggering event occurs. The mandatory triggering events include:

●	an institution with a composite score of less than 1.5 has a recalculated composite score of less than 1.0 as determined by ED as a result of an institutional liability from a monetary award or judgment or settlement resulting from a legal proceeding;

●	an institution (or an entity that has submitted financial statements to ED in connection with a change in ownership) is subject to a government enforcement action (sued by a federal or state authority or via a qui tam action) and the action has been pending for 120 days and no motion to dismiss is pending or has been granted;

●	the institution’s recalculated composite score is less than 1.0 after ED initiates action to recoup funds from institution after BDR claim decided in borrower’s favor;

●	an institution or entity that submitted an application with ED for a change of ownership has a recalculated composite score is less than 1.0 after a final monetary judgment, award or settlement that was entered against it at any point through the end of the second full fiscal year after the change of ownership;

●	a proprietary institution with a composite score of less than 1.5 or that underwent a change of ownership in the current or previous fiscal year has a recalculated composite score of. less than 1.0 as determined by ED as a result of a withdrawal of owner’s equity from the institution unless certain exceptions apply;

●	at least half of Title IV funds in the institution’s most recently completed fiscal year are for “failing” gainful employment programs;

●	the institution is required to submit a teach-out plan due to financial concerns;

●	the SEC takes certain actions against a publicly listed entity that directly or indirectly owns at least 50% of an institution or such entity fails to comply with certain filing requirements;

●	the institution did not receive at least 10 percent of its revenue from sources other than Federal educational assistance as calculated under 90/10 rule during its most recently completed fiscal year;

●	the institution’s two most recent cohort default rates are 30 percent or greater, unless a pending appeal could reduce one of the rates

●	the institution’s composite score is less than 1.0 when recalculated to reflect the offset of distribution after a contribution;

●	the institution or entity included in financial statements is subject to adverse or impermissible conditions under a financing arrangement as a result of ED action;

●	the institution declares financial exigency to government agency or accrediting agency;

●	the institution or an owner files for a receivership or is ordered to appoint a receiver.

ED also may determine that an institution lacks financial responsibility if one or more of the following discretionary triggering events occurs and the event is likely to have a significant adverse effect on the financial condition of the institution:

●	a show cause or similar order from the institution’s accrediting agency or a government authority;

●	a notice from the institution’s state authorizing or licensing agency of an intent to withdraw or terminate the institution’s state authorization or licensure if the institution does not take steps to comply with state requirements;

●	the institution (or an owner entity covered by the regulation) is subject to a default, delinquency, or other adverse creditor event, or to a condition not permitted under the regulation, under or related to a loan agreement or other financing arrangement or has a judgement awarding monetary relief entered against it that is subject to appeal or under appeal;

●	there is a significant fluctuation in Pell Grant and/or Direct Loans received by an institution during a period of award years;

●	high annual drop-out rates from the institution as determined by ED;

●	ED requires the institutions to provide additional financial reporting due to a failure to meet financial responsibility standards or indicators of significant change in the financial condition of the institution;

●	ED forms a group process to consider pending borrower defense to repayment claims that could be subject to recoupment;

●	a program is discontinued that enrolls more than 25% of the institution’s total enrolled students who receive Title IV Program funds;

●	the institution closes a location that enrolls more than 25% of its total enrolled students who receive Title IV Program funds;

●	the institution, or one of its programs, is cited by a State agency for failing to meet requirements;

●	the institution, or one of its programs, loses eligibility to participate in another Federal educational assistance program;

●	a publicly traded company that directly or indirectly owns at least 50% of the institution discloses in public securities exchange filing that it is under investigation for possible violation of law;

●	the institution is cited by another federal agency and risks losing education assistance funds by that agency;

●	the institution is required to submit a teach-out plan due to concerns other than those constituting a mandatory triggering event; or

●	any other event or condition that ED finds is likely to have significant adverse effect on the financial condition of the institution.

The regulations require an institution to notify ED of the occurrence of a mandatory or discretionary triggering event and, in some cases, provide an opportunity to provide certain information to ED to demonstrate why the event does not establish the institution’s lack of financial responsibility or require the submission of a letter of credit and impose other conditions or requirements. If more than one of these financial responsibility triggers occur, ED could impose separate letters of credit to address each triggering event.

The financial responsibility regulations could result in ED recalculating and reducing our composite score, on a retroactive basis, to account for ED estimates of potential losses under one or more of the extensive list of triggering circumstances and also could result in the imposition of conditions and requirements including a requirement to provide one or more letters of credit or other form of financial protection. It is difficult to predict the amount or duration of any letter of credit requirements that ED might impose under the regulation. The requirement to submit letters of credit or to accept other conditions or restrictions could have a material adverse effect on our schools’ business and results of operations.

Accreditor and state regulatory requirements also address financial responsibility, and these requirements vary among agencies and also are different from ED requirements. Any developments relating to our satisfaction of ED’s financial responsibility requirements may lead to additional focus or review by our accreditors or applicable state agencies regarding their respective financial responsibility requirements.

If our institutions fail to maintain financial responsibility, they could lose their eligibility to participate in the Title IV Programs, have that eligibility adversely conditioned or be subject to similar negative consequences under accreditor and state regulatory requirements, which would have a material adverse effect on our business. In particular, limitations on, or termination of, participation in the Title IV Programs as a result of the failure to demonstrate financial responsibility or administrative capability would limit students’ access to Title IV Program funds, which would materially and adversely reduce the enrollments and revenues of our institutions.

A failure to maintain compliance with ED’s “administrative capability” requirements would negatively impact our operations.

ED assesses the administrative capability of each institution that participates in the Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead ED to find the institution ineligible to participate in the Title IV Programs or to place the institution on provisional certification as a condition of its participation and potentially impose fines or other sanctions. On October 31, 2023, ED published regulations revising and expanding its administrative capability standards. Those revisions took effect on July 1, 2024. The criteria for administrative capability include, among other things, that the institution:

●	comply with all applicable federal student financial aid requirements;

●	have capable and sufficient personnel to administer the Title IV Programs;

●	administer the Title IV Programs with adequate checks and balances in its system of internal controls over financial reporting;

●	divide the function of authorizing and disbursing or delivering Title IV Program funds so that no office has the responsibility for both functions;

●	establish and maintain records required under the Title IV Programs regulations;

●	develop and apply an adequate system to identify and resolve discrepancies in information from sources regarding a student’s application for financial aid under the Title IV Programs;

●	have acceptable methods of defining and measuring the satisfactory academic progress of its students;

●	refer to the Office of the Inspector General any credible information indicating that any applicant, student, employee, third party servicer or other agent of the school has been engaged in any fraud or other illegal conduct involving the Title IV Programs;

●	not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;

●	provide adequate financial aid counseling to its students;

●	submit, in a timely manner, all reports and financial statements required by the Title IV Program regulations;

●	provide adequate career services and geographically accessible clinical or externship opportunities to it students;

●	disburses funds to students in a timely manner that best meets their needs;

●	does not have programs that “fail” gainful employment rates and measures and that represent 50 percent or more of its total receipts under the Title IV Programs in the most recent award year;

●	does not engage in substantial misrepresentations or aggressive and deceptive recruitment tactics; and

●	not otherwise appear to lack administrative capability.

Failure by us to satisfy any of these or other administrative capability criteria could cause our institutions to be subject to sanctions or other actions by ED or to lose eligibility to participate in the Title IV Programs, which would have a significant impact on our business and results of operations.

Our institutions could be subject to liabilities and sanctions if they violate ED regulations and guidance limiting compensation to individuals and entities involved in certain recruiting, admissions or financial aid activities.

An institution participating in the Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. This statutory prohibition under the HEA, and as implemented by ED, applies to all institutional employees and service providers who are engaged in or responsible for any student recruitment or admission activity or making decisions regarding the award of financial aid. We cannot predict how ED will interpret and enforce the incentive compensation prohibition. The prohibition on incentive compensation has had and will continue to have a significant impact on the productivity of our employees, on the retention of our employees and on our business and results of operations. Failure to comply with the incentive compensation prohibition could result in loss of an institution’s certification to participate in the Title IV Programs, limitations on Title IV Program participation or financial penalties. On July 17, 2024, ED announced it will issue guidance related to the incentive compensation rule no sooner than later this year, which could, among other things, modify existing published ED guidance related to the incentive compensation rule.

Our institutions could lose their eligibility to participate in the Title IV programs if the percentage of their revenues derived from applicable federal educational assistance programs is too high.

Under the HEA, a proprietary institution that derives more than 90% of its total revenue from the Title IV Programs or, for fiscal years beginning on or after January 1, 2023, from all federal educational assistance funds) for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV Programs and may not reapply for eligibility until the end of at least two fiscal years (“90/10 Rule”). An institution whose receipts of applicable funds exceeds 90% of revenue for a single fiscal year will be placed on provisional certification, be required to notify ED and its students of the possibility of a loss of Title IV Program eligibility, and may be subject to other enforcement measures, including a requirement to submit a letter of credit. See “Business - Education Regulations - Financial Responsibility Standards.” We have calculated the 90/10 Rule percentages for the 2023, 2022 and 2021 fiscal years as follows for HDMC, CCC and Integrity: HDMC 84.53%, 82.17% and 84.24%; CCC 74.48%, 72.34% and 71.18%; and Integrity 88.14%, 85.43%, and 89.47%, respectively. Our 90/10 calculations are subject to review and potential recalculation by ED. In addition, the 90/10 Rule is complex and there is some ambiguity in certain technical aspects of the calculation methodology under the 90/10 Rule. If ED comes out with additional guidance or interpretations that are different than our interpretations, ED could recalculate the 90/10 Rule percentages of our institutions, which could result in one or more of the percentages exceeding 90 percent. All of these calculations are subject to review, differing interpretations, and potential recalculation by ED which makes it more difficult for our institutions to comply with the 90/10 Rule. A loss of eligibility to participate in Title IV Programs for any of our institutions would have a significant impact on the rate at which our students enroll in our programs and on our business and results of operations. Moreover, if an institution violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, ED would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

The American Rescue Plan Act (“ARPA”) amended the 90/10 Rule by treating other federal student financial assistance funds in the same manner as Title IV Program funds in the 90/10 Rule percentage. This amendment requires our institutions to limit the combined amount of Title IV Program funds and other federal student financial assistance funds in a fiscal year to no more than 90% in a fiscal year as calculated under the 90/10 Rule. ED published final regulations on the 90/10 Rule on October 28, 2022. The final regulations became effective July 1, 2023 and applied to fiscal years beginning on or after January 1, 2023 (which will be the fiscal years ending June 30, 2024 for our schools). The new rule modified how institutions counted revenue when calculating compliance with the 90/10 Rule, and added a requirement to notify students of the potential loss of eligibility resulting from not meeting the 90/10 standard, among other changes. ED has published a Notice in the Federal Register listing the types of funds that are considered federal education assistance funds under the new 90/10 Rule. The funds include GI Bill funding and Military Tuition Assistance, among other sources of funds. We expect the change in the 90/10 Rule will increase our 90/10 Rule percentages and make it more difficult to comply with the 90/10 Rule and could require changes to maintain compliance.

Additional ED regulations restrict the ability of institutions to limit the amount of Title IV Program loans that students and parents may borrow which can impact our ability to control compliance with the 90/10 Rule at our institutions. In addition, there is a lack of clarity regarding some of the technical aspects of the calculation methodology under the 90/10 Rule, which may lead to regulatory action or investigations by ED. Changes in, or new interpretations of, the calculation methodology or other industry practices under the 90/10 Rule could further significantly impact our compliance with the 90/10 Rule, and responding to any review or investigation by ED involving us could require a significant amount of resources. Efforts to reduce the 90/10 Rule percentage for our institutions have and may in the future involve taking measures that involve interpretations of the 90/10 Rule that are without clear precedent, reduce our revenue or increase our operating expenses (or all of the foregoing, in each case perhaps significantly). Because of the changes to the 90/10 Rule made by ARPA and ED, we may be required to make structural changes to our business to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows. Furthermore, these required changes could be unsuccessful and could make more difficult our ability to comply with other important regulatory requirements, such as the cohort default rate regulations.

However, we cannot predict the need or timing of any such changes, whether these changes would be successful in maintaining compliance with the 90/10 Rule or whether such changes will have other adverse effects on our business.

Our institutions could lose their eligibility to participate in the Title IV Programs or have other limitations placed upon them if their federal student loan cohort default rates are greater than the standards set by ED.

The HEA limits participation in the Title IV Programs by institutions whose percentage of former students who defaulted on the repayment of certain federally guaranteed or funded student loans (the “cohort default rate”) exceeds prescribed thresholds. ED calculates these rates based on the number of students who have defaulted, not the dollar amount of such defaults. The cohort default rate is calculated on a federal fiscal year basis and measures the percentage of students who enter repayment of a loan during the federal fiscal year and default on the loan on or before the end of the federal fiscal year or the subsequent two federal fiscal years.

Under the HEA, an institution whose cohort default rate is 30% or greater for three consecutive federal fiscal years loses eligibility to participate in certain Title IV Programs for the remainder of the federal fiscal year in which ED determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose cohort default rate for any single federal fiscal year exceeds 40% loses its eligibility to participate in certain Title IV Programs for the remainder of the federal fiscal year in which ED determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. If an institution’s three-year cohort default rate equals or exceeds 30% in two of the three most recent federal fiscal years for which ED has issued cohort default rates, the institution may be placed on provisional certification status and could be required to submit a letter of credit to ED. See “Risk Factors - A failure to maintain compliance with ED’s “financial responsibility” requirements would have negative impacts on our operations.”

In October 2023, ED released the final cohort default rates for the 2020 federal fiscal year. These are the most recent final rates published by ED. The rates for our existing institutions for the 2020, 2019, and 2018 federal fiscal years respectively are as follows: HDMC 0.0%, 1.1%, and 3.4%; CCC 0.0%, 1.4%, and 2.5%; and Integrity 0.0%, 2.5%, and 4.0%. Consequently, none of our institutions had a cohort default rate equal to or greater than 30% for the 2020, 2019, or 2018 federal fiscal years. During the COVID-19 pandemic, ED temporarily suspended federal student loan repayment obligations. This suspension, which lasted over three years, contributed to a reduction in our cohort default rates. Our cohort default rates could be substantially higher for the periods after the suspension expired if borrowers do not timely repay their federal student loans.

If any of our institutions were to lose eligibility to participate in the Title IV Programs due to student loan default rates being higher than ED’s thresholds and we could not arrange for adequate alternative student financing sources, we might have to close those institutions, which could have a material adverse effect on our total student enrollment, financial condition, results of operations and cash flows.

If ED denies, or significantly conditions, recertification of any of our institutions to participate in the Title IV Programs, that institution could not conduct its business as it is currently conducted.

Under the provisions of the HEA, an institution must apply to ED for continued certification to participate in the Title IV Programs at least every six years or when it undergoes a change in ownership resulting in a change of control. ED defines an institution to consist of both a main campus and its additional locations, if any. Under this definition, for ED purposes, we operate the following three institutions, collectively consisting of three main campuses and two additional locations: HDMC with locations in Lancaster, Bakersfield, and Temecula; CCC located in Salinas; and Integrity located in Pasadena. Generally, the recertification process includes a review by ED of an institution’s educational programs and locations, administrative capability, financial responsibility and other oversight categories. The current expiration date of the program participation agreements for HDMC and CCC is September 30, 2026. Integrity is currently participating in the Title IV Programs under a temporary provisional program participation agreement in connection with its change in ownership and control resulting from our acquisition of the institution. The temporary provisional program participation agreement had an expiration date of November 30, 2020 but continues on a month-to-month basis thereafter based on the institution’s submission to ED of certain required documentation and remains in effect until the conclusion of ED’s review of Integrity’s pending application for approval of its change in ownership and control.

ED typically provides provisional certification to an institution following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons, including, but not limited to, noncompliance with certain standards of administrative capability and financial responsibility. Our Integrity institution is currently approved under a temporary provisional program participation agreement which (as described in the subsequent section) permits an institution to continue participating in the Title IV Programs on a month-to-month basis while ED reviews the change in ownership and as long as the institution timely submits certain documentation to ED during the process. An institution that is provisionally certified receives fewer due process rights than those received by other institutions in the event ED takes certain adverse actions against the institution, is required to obtain prior ED approvals of new campuses and educational programs and may be subject to heightened scrutiny by ED. However, provisional certification does not otherwise limit an institution’s access to Title IV Program funds.

On October 31, 2023, ED published a final rule revising its Title IV Program certification regulations, with an effective date of July 1, 2024. The rule codifies additional grounds for placing an institution on provisional certification, including a determination by ED that an institution is at risk of closure and ED’s consideration of supplementary performance measures that include an institution’s withdrawal rate, recruiting expenses, and licensure pass rate. The revised certification regulations also increase the number of requirements contained in an institution’s Program Participation Agreement (including, for example, a requirement to comply with all state laws related to closure), require certain ownership entities to sign the Program Participation Agreement, establish new standards for maximum program length (including a prohibition on the length of certain educational programs from exceeding the required minimum number of hours established by applicable state(s) for entry-level training requirements for the occupation for which the programs train students), require certification that an institution’s programs meet applicable educational requirements for graduates to obtain required occupational licensure or certification in a state, and restricts the ability of institutions to withhold transcripts. The revised regulations also impose new potential conditions on provisionally certified institutions, including but not limited to the submission of teach-out and/or document retention plans, growth restrictions, acquisition restrictions, additional reporting requirements, limitations on written arrangements, and additional conditions applicable to institutions found to have engaged in substantial misrepresentations or institutions seeking to convert to nonprofit status following a change in ownership. The revised certification regulations are expansive, complex and could be difficult for our institutions to comply with as its applicable requirements are interpreted by ED. If ED finds that any of our institutions do not fully satisfy all required eligibility and certification standards, ED could limit, condition, suspend, terminate, revoke, or decline to renew our institutions’ participation in the Title IV Programs or impose liabilities or other sanctions. Continued Title IV Program eligibility is critical to the operation of our business. If our institutions become ineligible to participate in the Title IV Programs, or have that participation significantly conditioned, we may be unable to conduct our business as it is currently conducted which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we acquire an institution, the acquisition generally constitutes a change in ownership and control that requires the institution to obtain approvals from ED and applicable state and accrediting agencies in order to remain eligible to participate in the Title IV Programs and continue to operate as an accredited institution in the states where the institution operates.

When a company acquires an institution that is eligible to participate in the Title IV Programs, the acquisition generally will result in the institution undergoing a change of ownership resulting in a change of control as defined by ED and under the rules of other agencies and accreditors. Upon such a change, an institution’s eligibility to participate in the Title IV Programs is generally suspended until it has applied for recertification by ED as an eligible school under its new ownership, which requires that the school also re-establish its state authorization and accreditation. ED may temporarily and provisionally certify an institution seeking approval of a change of control under certain circumstances while ED reviews the institution’s application. The temporary provisional certification typically remains in effect on a month-to-month basis during ED’s review of the application as long as the school timely submits certain documentation during the course of ED’s review.

The time required for ED to act on such an application may vary substantially. ED recertification of an institution following a change of control will be on a provisional basis if ED approves the institution’s application and could contain restrictions or conditions depending on the outcome of its review of the institution including its administrative capability and financial stability. Under ED regulations that took effect July 1, 2023, the institutions must submit certain information and documentation at least 90 days in advance of the change in ownership including, for example, notice to current and prospective students of the planned change in ownership. The approval processes for state and accrediting agencies vary in scope and timing with some agencies requiring approval prior to the acquisition and others not conducting their review until after the acquisition has taken place. Thus, any plans to expand our business through acquisition of additional schools and have them certified by ED to participate in the Title IV Programs will be subject to the timing and outcome of the application, review and approval processes and requirements of ED and the relevant state education agencies and accreditors and could be impacted by any conditions or restrictions imposed by ED or other agencies on the institution under our ownership.

On December 31, 2019, we entered into a Membership Interest Purchase Agreement with the sole member of Integrity. We purchased from the sole member of Integrity on that date 24.5% of her interest and obtained an exclusive option to acquire her remaining membership interest upon payment of $100, which was exercised on September 15, 2020. For purposes of our financial statements, our acquisition of Integrity is deemed to have been effective as of December 31, 2019. We believe that a change in ownership and control of Integrity did not occur until September 15, 2020 under the change in ownership and control standards of ED and the other educational agencies that regulate Integrity, but these standards are subject to interpretation by the respective agencies. The review by ED of the change in ownership and control of Integrity in connection with our acquisition of Integrity remains ongoing. Integrity currently holds a temporary provisional program participation agreement with ED in connection with our acquisition of the institution, which has continued its Title IV Program participation on a month-to-month basis pending ED’s approval of the change in ownership and control. If ED concludes that a change in ownership or control of Integrity occurred prior to September 15, 2020, we could be subject to liabilities or other sanctions by ED, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our failure to comply with laws and regulations regarding prohibited misrepresentation could result in sanctions, liabilities or litigation that could have an adverse effect on our business and results of operations.

ED’s regulations prohibit an institution that participates in the Title IV Programs from engaging in misrepresentations regarding the nature of its educational programs, financial charges, graduate employability or its relationship with ED. A “misrepresentation” includes any false, erroneous, or misleading statement (whether made in writing, visually, orally, or through other means) that is made by an eligible institution, by one of its representatives, or by a third party that provides to the institution educational programs, marketing, advertising, recruiting, or admissions services and that is made to a student, prospective student, any member of the public, an accrediting or state agency, or to ED. If ED determines that one of our institutions has engaged in “substantial misrepresentation,” ED may impose sanctions or other conditions upon the institution including, but not limited to, initiating an action to fine the institution or limit, suspend, or terminate its eligibility to participate in the Title IV Programs and may seek to discharge students’ loans and impose liabilities upon the institution. ED defines a “substantial misrepresentation” to include any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. The definition of “substantial misrepresentation” is broad and, therefore, it is possible that a statement made by the institution or one of its service providers or representatives could be construed by ED to constitute a substantial misrepresentation. Other federal agencies, state agencies, and accrediting agencies have similar rules that prohibit certain types of misrepresentations or unfair marketing and advertising practices by us or others on our behalf on a variety of subjects including, without limitation, the accuracy and substantiation of rates of graduation, job placement, and passage of occupational licensure examinations. Noncompliance with these requirements could result in sanctions, liabilities, or third-party litigation that could have an adverse effect on our business and results of operations. ED published a final rule on November 1, 2022, which expanded the scope of prohibited misrepresentations, and which also prohibits certain types of conduct with respect to the recruitment of students. The adoption and implementation of new regulations could lead to findings of noncompliance and result in liabilities and other sanctions that could have an adverse effect on our business and results of operations.

In addition, the FTC has indicated an increased focus on direct or implied misrepresentations. For example, on October 6, 2021, the FTC issued letters including a “Notice of Penalty Offenses Concerning Deceptive or Unfair Conduct in the Education Marketplace” to 70 institutions of higher education, but not any of our institutions. These letters were meant to place the recipients on actual notice of conduct the FTC previously found to violate the Federal Trade Commission Act. This conduct included several categories of direct or implied misrepresentations made by proprietary schools. These letters may reflect an increased interest by the FTC in monitoring schools in the for-profit proprietary school sector, including our schools. If our institutions fail to comply with an FTC statute or rule or are found to have committed misconduct determined to be unfair, deceptive, or otherwise improper, we and our institutions could face civil penalties, injunctions, or other remedies available to the FTC.

If our institutions fail to comply with regulations regarding accurate and timely refunds and returns of Title IV Program funds in connection with students who withdraw from their programs, we could be subject to liabilities and sanctions.

An institution participating in the Title IV Programs must calculate the amount of unearned Title IV Program funds that have been disbursed to students who withdraw from their educational programs before completing them, and must return those unearned funds to ED in a timely manner, which is generally within 45 days from the date the institution determines that the student has withdrawn. The failure to timely return funds can result in liabilities or sanctions.

If an institution is cited in an audit or program review for late returns of Title IV Program funds for 5% or more of the pertinent students within the audit or program review sample, or if an audit identifies a material weakness in the institution’s report on internal controls relating to the return of unearned Title IV Program funds, the institution may be required to post a letter of credit in favor of ED in an amount equal to 25% of the total amount of Title IV Program funds that should have been returned for students who withdrew in the institution’s prior fiscal year. Neither HDMC nor CCC has received such a finding in either of the two most recently completed annual Title IV Program compliance audits submitted to ED. On January 30, 2024, due to a failure to timely return unearned Title IV Program funds to ED, Integrity was required to submit an acceptable form of financial protection for 25% of the refunds that were made for the fiscal year ended June 30, 2023 in the amount of $18,828.

In January through March 2024, ED conducted negotiated rulemaking to prepare proposed regulations on several topics including the rules pertaining to returns of Title IV Program funds. On July 24, 2024, ED promulgated proposed amended regulations related to return of Title IV calculations. Our institutions are required to perform return of Title IV calculations and the final version of the amended regulations may impact our performance of these mandatory calculations. We cannot predict the ultimate timing, content and effective date of final amended regulations, or any future rulemaking process by ED that would result, though it is possible such future regulations are more onerous or could negatively impact our institutions.

If our institutions open new campuses or add or change new educational programs, we may be required to obtain approvals from ED and our state and accrediting agencies.

For-profit educational institutions must be authorized by their state education agencies and be fully operational for two years before applying to ED to participate in the Title IV Programs. However, an institution that is certified to participate in the Title IV Programs may establish an additional location and apply to participate in the Title IV Programs at that location without reference to the two-year requirement, if such additional location satisfies all other applicable ED eligibility requirements. Our expansion plans are based, in part, on our ability to open new schools as additional locations of our existing institutions and are dependent upon ED’s timely review and approval of new campuses. Effective July 1, 2024, ED has discretion to condition the participation of provisionally certified schools by restricting or limiting the addition of new programs or locations. If ED chose to impose such a condition on one or more of our institutions, that could negatively impact our expansion plans.

A student may use Title IV Program funds only to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in the Title IV Programs. Generally, unless otherwise required by ED or regulation, an institution that is eligible to participate in the Title IV Programs may add a new educational program without ED approval. Institutions that are provisionally certified may be required to obtain approval of certain educational programs. Our Integrity institution is provisionally certified and required to obtain prior ED approval of new locations and educational programs. If an institution erroneously determines that an educational program is eligible for purposes of the Title IV Programs, the institution would likely be liable for repayment of Title IV Program funds provided to students in that educational program. Our expansion plans are based, in part, on our ability to add new educational programs at our existing schools and make periodic updates to our programs.

In addition to ED, some of the state education agencies and our accreditors also have requirements that may affect our schools’ ability to open a new campus, establish an additional location of an existing institution or add or change educational programs. Approval by these agencies may be conditioned, delayed or denied and could be negatively impacted due to regulatory inquiries or reviews and any adverse publicity relating to such matters or the industry generally.

On April 5, 2024, the Company executed a Letter of Intent with Contra Costa Medical Career College (“CCMCC”), CCMCC Online, Inc., and Contra Costa Community Outreach Clinic and Laboratory (collectively, “Contra Costa”) which describes a potential transaction whereby the Company would acquire substantially all of the assets of Contra Costa for a mix of cash and Company common stock. The Company contemplates it would teach-out the Contra Costa students and subsequently establish CCMCC as an additional location of CCC, in each case subject to all required regulatory approvals and the execution of a definitive agreement with Contra Costa. If CCMCC incurs any liabilities associated with prior noncompliance with applicable laws or ED discharge of Title IV loans for students who do not complete the teach-out, ED could interpret its rules to require us to assume these liabilities. If ED or other regulators impose conditions or decline to provide requisite approvals associated with the acquisition, the teach-out, or the addition of the CCMCC campus as an additional location of CCC, it could impair our ability to expand our CCC institution through the acquisition of substantially all of the assets of Contra Costa

If our students’ access to financial aid from state sources, from federal sources other than the Title IV Programs, or from alternative loan programs is lost or reduced, it could impact our results of operations.

Some of our students receive financial aid from federal sources other than the Title IV Programs, such as programs administered by the U.S. Department of Veterans Affairs and under the Workforce Innovation and Opportunity Act. In addition, some of our students receive state financial aid in the form of grants, loans or scholarships. The eligibility and compliance requirements for these federal and state financial aid programs are extensive and vary among the funding agencies and by program. Our failure to comply with legal requirements applicable to federal and state financial assistance programs could result in repayment liabilities, sanctions, or loss of eligibility to participate in those programs which could impact our results of operations and also impact our compliance with ED’s 90/10 Rule which requires our institutions to generate revenues from sources other than the Title IV Programs and other federal financial assistance.

States that provide financial aid to our students face budgetary constraints, which in certain instances has reduced the level of state financial aid available to our students. Due to state budgetary shortfalls and constraints in certain states in which we operate, the overall level of state financial aid for our students could decrease in the near term, but we cannot predict how significant any such reductions will be or how long they will last. Federal budgetary shortfalls and constraints, or decisions by federal lawmakers to limit or prohibit access by our institutions or their students to federal financial aid, could result in a decrease in the level of federal financial aid for our students.

Under the WIOA, institutions currently must report data regarding credential attainment rates, job placement rates and other information and may be required to meet negotiated performance goals set by the state agency administering WIOA funds. On June 21, 2024, the U.S. Senate Health, Education, Labor and Pensions (HELP) Committee released a discussion draft of a bill to reauthorize the WIOA. Among other changes, the draft proposes to impose a repayment penalty on certain providers with eligible programs for which program competitors have not met the newly established credential attainment rates or job placement rates.

As currently proposed in the discussion draft bill, the repayment penalty would only apply to for-profit entities. If any of our institutions’ programs that receive WIOA funds do not meet the established performance levels and if the draft becomes law, our institutions could be required to repay between 5 and 20 percent of the WIOA funds received for training services for that program. If our participating institutions and their programs were to not meet other WIOA requirements, they would risk losing eligibility to participate in the program. Further, reauthorization of the WIOA could result in changes to the process for determining funding for its programs, which could affect our institutions’ revenues.

In addition to the Title IV Programs and other government-administered programs, all our schools participate in alternative loan programs for their students. Alternative loans fill the gap between what the student receives from all financial aid sources and what the student may need to cover the full cost of his or her education. We also extend credit for tuition and fees to students that attend our campuses. We are required to comply with applicable federal and state laws related to certain consumer and educational loans and credit extensions and are subject to review by federal and state agencies responsible for overseeing compliance with these requirements. Our failure to comply with these requirements could result in repayment liabilities, sanctions, investigations or litigation which could impact our results of operations.

On January 20, 2022, the CFPB announced its intent to examine the operations of postsecondary schools that extend private loans directly to students. Accompanying this announcement was an update to the CFPB’s Examination Procedures to now require CFPB examiners to review several aspects of educational loans including enrollment restrictions, withholding transcripts, improper accelerated payments, failure to issue refunds, and improper lending relationships. Our institutions may be subject to greater scrutiny by the CFPB than in the past, and failure to comply with applicable laws and requirements could result in repayment liabilities, sanctions, investigations or litigation which could impact our results of operations.

Government and regulatory agencies and third parties may conduct compliance reviews and audits or bring actions against us that could result in monetary liabilities, injunctions, loss of eligibility for the Title IV Programs or other adverse outcomes.

Because we operate in a highly regulated industry, we are subject to compliance reviews and audits as well as claims of noncompliance and lawsuits by government agencies, regulatory agencies and third parties. Our institutions are subject to audits, program reviews, site visits and other reviews by various federal and state regulatory agencies, including, but not limited to, ED, ED’s Office of Inspector General, state education agencies and other state regulators, the U.S. Department of Veterans Affairs and other federal agencies and by our accrediting agencies. In addition, each of our institutions must retain an independent certified public accountant to conduct an annual audit of the institution’s administration of Title IV Program funds. The institution must submit the resulting audit report to ED for review.

If one of our institutions fails to comply with accrediting or state licensing requirements, such school and its main and/or branch campuses and educational programs could be subject to the loss of state licensure or accreditation, which in turn could result in a loss of eligibility to participate in the Title IV Programs. If ED or another agency determined that one of our institutions improperly disbursed Title IV Program funds or other financial assistance funds or violated a provision of the HEA or ED regulations, the institution could be required to repay such funds and related costs to ED or other agencies, and could be assessed an administrative fine or subject to other sanctions including loss of eligibility to participate in the impacted financial assistance program. ED could also place the institution on provisional certification status and/or transfer the institution to the reimbursement or cash monitoring system of receiving Title IV Program funds, under which an institution must disburse its own funds to students and document the students’ eligibility for Title IV Program funds before receiving such funds from ED.

Significant violations of Title IV Program requirements by us or any of our institutions could be the basis for ED to limit, suspend, terminate, revoke, or decline to renew the participation of the affected institution in the Title IV Programs or to seek civil or criminal penalties. We and our institutions are also subject to claims and lawsuits relating to regulatory compliance brought not only by federal and state regulatory agencies and our accrediting bodies, but also by third parties, such as present or former students or employees and other members of the public.

If the result of any pending or future proceeding, lawsuit, audit, review, or investigation is unfavorable to us, we may be required to pay money damages or be subject to fines, limitations, conditions, loss of Title IV Program funding and eligibility for other financial assistance programs, loss of accreditation or state authorization, injunctions or other penalties which could impact our results of operations. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those actions. Claims and lawsuits brought against us may damage our reputation or adversely affect our stock price, even if such actions are eventually determined to be without merit.

Risks Related to Our Business

If we fail to comply with the rules under Sarbanes-Oxley related to accounting controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

Section 404 of Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), requires annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

Our financial performance depends on the level of student enrollment in our institutions.

Stagnant wage growth and heightened financial worries could continue to affect the willingness of students to incur loans to pay for postsecondary education and to pursue postsecondary education in general. An improving economy and improving job prospects may lead prospective students to choose to work rather than to pursue postsecondary education. Our enrollments could suffer from any of these circumstances.

Enrollment of students at our institutions is impacted by many of the regulatory risks discussed above and business risks discussed below, many of which are beyond our control. If the costs of Title IV loans increase and if availability of alternate student financial aid decreases, students may decide not to enroll in a postsecondary institution, including our institutions. We could experience decreasing enrollments in our institutions due to changing demographic trends in family size, overall declines in enrollment in postsecondary institutions or in for-profit institutions, job growth in fields unrelated to our core disciplines, immigration and visa laws, or other societal factors.

Reduced enrollments at our institutions, for any of the reasons mentioned or otherwise, may reduce our profitability and is likely to have a negative impact on our business, results of operation, financial condition and cash flows, which, depending on the level of the decline, could be material.

We compete with a variety of educational institutions and if we are unable to compete effectively, our total student enrollment and revenue could be adversely impacted.

The postsecondary education industry is highly fragmented and increasingly competitive. Our institutions compete with traditional public and private two-year and four-year colleges and universities, other for-profit institutions, and alternatives to higher education, such as immediate employment and military service. Some public and private institutions charge lower tuition for courses of study similar to those offered by our institutions due, in part, to government subsidies, government and foundation grants, tax-deductible contributions and other financial resources not available to for-profit institutions, and this competition may increase if additional subsidies or resources become available to those institutions. For example, a typical community college is subsidized by local or state government and, as a result, tuition rates for associate degree programs are much lower at community colleges than at our institutions. Both the federal government and several states have proposed programs to enable residents to attend public institutions and community colleges for free. Our competitors may have substantially greater brand recognition and financial and other resources than we have or may be subject to fewer regulatory burdens on enrollment and financial aid processes, which may enable them to compete more effectively for potential students. An increase in competition could affect the success of our recruiting efforts or cause us to reduce our tuition rates and increase our marketing and other recruiting expenses, which could adversely impact our profitability and cash flows.

Our financial performance depends on our ability to develop awareness among, and enroll and retain, students in our institutions and programs in a cost effective manner.

If our institutions are unable to successfully market and advertise their educational programs, our institutions’ ability to attract and enroll prospective students in those programs could be adversely affected. We have been investing in initiatives to improve student experiences, retention and academic outcomes. If these initiatives do not succeed, our ability to attract, enroll and retain students in our programs could be adversely affected. Consequently, our ability to increase revenue or maintain profitability could be impaired. Some of the factors that could prevent us from successfully marketing our institutions and the programs that they offer include, but are not limited to: student or employer dissatisfaction with educational programs and services; diminished access to prospective students; our failure to maintain or expand our brand names or other factors related to our marketing or advertising practices; FTC restrictions on contacting prospective students, Internet, mobile phone and other advertising and marketing media; costs and effectiveness of Internet, mobile phone and other advertising programs; and changing media preferences of our target audiences.

Our business is subject to fluctuations caused by seasonality or other factors beyond our control, which may cause our operating results to fluctuate from quarter to quarter.

We have experienced, and expect to continue to experience, seasonal fluctuations in our revenues and results of operations, primarily due to seasonal changes in student enrollments. We generally experience a seasonal increase in new enrollments during the first quarter of our fiscal year, as well as during the third quarter each year, when most other colleges and universities begin their fall semesters and subsequent to holiday break. While we enroll students throughout the year, our second quarter revenue generally is lower than other quarters due to the holiday season. Other factors beyond our control, such as special events that take place during a quarter when our student enrollment would normally be high, may have a negative impact on our student enrollments. We expect quarterly fluctuations in our revenues and results of operations to continue. These fluctuations could result in volatility and adversely affect our operations from one quarter to the next.

If we are unable to successfully resolve future litigation and regulatory and governmental inquiries involving us, or face regulatory actions or litigation, our financial condition and results of operations could be adversely affected.

From time to time, we and certain of our current and former directors and executive officers may become named as defendants in various lawsuits, investigations and claims covering a range of matters, including, but not limited to, violations of the federal securities laws, breaches of fiduciary duty and claims made by current and former students and employees of our institutions. Claims may include qui tam actions filed in federal court by individual plaintiffs on behalf of themselves and the federal government alleging violations of the False Claims Act. Qui tam actions are filed under seal and remain under seal until the government decides whether it will intervene in the case. If the government elects to intervene in an action, it assumes primary control of that matter; if the government elects not to intervene, then individual plaintiffs may continue the litigation at their own expense on behalf of the government.

We and our institutions may also become subject to audits, compliance reviews, inquiries, investigations, claims of non-compliance and litigation by ED, federal and state regulatory agencies, accrediting agencies, state attorney general offices, present and former students and employees, and others that may allege violations of statutes, regulations, accreditation standards, consumer protection and other legal and regulatory requirements applicable to us or our institutions. If the results of any such audits, reviews, inquiries, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, undertakings, additional oversight and reporting, or other civil or criminal penalties.

Even if we maintain compliance with applicable governmental and accrediting body regulations, regulatory scrutiny or adverse publicity arising from allegations of non-compliance may increase our costs of regulatory compliance and adversely affect our financial results, growth rates and prospects. For example, Congressional hearings and investigations by state attorneys general, CFPB, FTC, or other federal, state, or accrediting agencies affecting for-profit institutions may spur plaintiffs’ law firms or others to initiate additional litigation against us and other for-profit education providers.

We are subject to a variety of other claims and litigation that arise from time to time alleging non-compliance with or violations of state or federal regulatory matters including, but not limited to, claims involving students, graduates and employees. In the event the extensive changes in the overall federal and state regulatory construct results in additional statutory or regulatory bases for these types of matters, or other events result in more of such claims or unfavorable outcomes to such claims, there exists the possibility of a material adverse impact on our business, reputation, financial position, cash flows and results of operations for the periods in which the effects of any such matter or matters becomes probable and reasonably estimable. In addition, federal and other regulatory limitations on the use of pre-dispute resolution clauses and class action waivers in student enrollments agreements may result in increased litigation costs.

We cannot predict the ultimate outcome of these and future matters and may incur significant defense costs and other expenses in connection with them. We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters. Government investigations and any related legal and administrative proceedings may result in the institution of administrative, civil injunctive or criminal proceedings against us and/or our current or former directors, officers or employees, or the imposition of significant fines, penalties or suspensions, or other remedies and sanctions. Any such costs and expenses could have a material adverse effect on our financial condition and results of operations and the market price of our common stock.

Our future financial condition and results of operations could be materially adversely affected if we are required to write down the carrying value of non-financial assets and non-financial liabilities, including long-lived assets, deferred tax assets and goodwill and intangible assets, such as our trade names.

In accordance with GAAP, we review our non-financial assets, including goodwill and indefinite-lived intangible assets, such as our trade names, for impairment on at least an annual basis. We test goodwill for impairment at the reporting unit level on an annual basis on June 30 for each fiscal year or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. If it is determined that the fair value is less than its carrying amount, the excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. On an interim basis, we review our assets and liabilities to determine if a triggering event had occurred that would result in it being more likely than not that the fair value would be less than the carrying amount for any of our reporting units or indefinite-lived intangible assets. Our estimates of fair value for these are based primarily on projected future results and expected cash flows consistent with our plans to manage the underlying businesses. However, should we encounter unexpected economic conditions or operational results or need to take additional actions not currently foreseen to comply with current and future regulations, the assumptions used to calculate the fair value of our assets, estimate of future cash flows, revenue growth, and discount rates, could be negatively impacted and could result in an impairment of goodwill or other long-lived assets which could materially adversely affect our financial condition and results of operations.

The loss of our key personnel could harm us.

Our future success depends largely on the skills, efforts and motivation of our executive officers and other key personnel, including LeeAnn Rohmann, our Chief Executive Officer, as well as on our ability to attract and retain qualified managers and our institutions’ ability to attract and retain qualified faculty members and administrators. These transitions and loss of key personnel in the future could slow implementation of key initiatives, lead to changes in or create uncertainty about our business strategies or otherwise impact management’s attention to operations. We face competition in attracting, hiring and retaining executives and key personnel who possess the skill sets and experiences that we seek. In particular, our performance is dependent upon the availability and retention of qualified personnel for our ongoing investments in our student support operations. Cost reduction measures due to declining enrollments, our recent operating losses and the negative publicity surrounding our industry make it difficult and more expensive to attract, hire and retain qualified and experienced personnel. In addition, key personnel may leave us and subsequently compete against us after any period they are contractually obligated not to pursue such activities. The loss of the services of our key personnel, or our failure to attract, integrate and retain other qualified and experienced personnel on acceptable terms and in a timely manner could adversely affect our results of operations or growth prospects.

We may be compelled to terminate programs due to regulatory considerations or declining enrollments and may incur additional costs and expenses, or fail to achieve anticipated cost savings and business efficiencies, associated with past or future exit or restructuring activities.

We must balance current student populations and projected changes in student population with appropriate levels of costs and investment in real estate and our online platforms. Changes in the economy, regulatory environment or our eligibility for Title IV Program funds or other federal and state student financial assistance may cause us to terminate programs. Closing facilities or other exit activities involve costs and expenses which can be significant. Actual costs and expenses involved in closing facilities or other exit activities may be higher than expected. Under ED regulations, students who attended a closed institution or a closed location of an institution may qualify for discharges of federal student loans and ED may impose the amount of loan discharges as liabilities on the institution or affiliated parties including us. Under ED regulations effective July 1, 2024, a discontinuation of programs or locations that enroll more than 25 percent of an institution’s enrolled students can constitute a discretionary triggering event if ED determines the discontinuation is likely to have a significant adverse effect on the financial condition of the institution. The benefits anticipated from closing facilities, other exit activities or restructuring activities such as those involved in our transformation strategy may be less than anticipated due to a number of factors including unanticipated expenses in teaching out campuses and higher than expected lease costs. Negative trends in the real estate market could impact the costs related to teaching out campuses and the success of our initiatives to reduce our real estate obligations. Finally, our transformation strategy may not achieve the anticipated cost savings and business efficiencies.

Our financial performance depends, in part, on our ability to keep pace with changing market needs and technology.

Increasingly, prospective employers of students who graduate from our institutions demand that their new employees possess appropriate technological skills and also appropriate “soft” skills, such as communication, critical thinking and teamwork skills. These skills can evolve rapidly in a changing economic and technological environment, so it is important for our institutions’ educational programs to evolve in response to those economic and technological changes. Current or prospective students or the employers of our graduates may not accept expansion of our existing programs, improved program content and the development of new programs. Even if our institutions are able to develop acceptable new and improved programs in a cost-effective manner, our institutions may not be able to begin offering them as quickly as prospective employers would like or as quickly as our competitors offer similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, rapid technological changes or other factors, our ability to attract and retain students could be impaired, the rates at which our graduates obtain jobs involving their fields of study could decline, and our results of operations and cash flows could be adversely affected.

Government regulations relating to the Internet could increase our cost of doing business or otherwise have a material adverse effect on our business.

The increasing popularity and use of the Internet and other online services has led and may lead to the adoption of new laws and regulatory practices in the United States or in foreign countries and to new interpretations of existing laws and regulations. These new laws and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, fair business practices and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws, regulations or interpretations related to doing business over the Internet could increase our costs and adversely affect enrollments.

We are subject to privacy and information security laws and regulations due to our collection and use of personal information, and any violations of those laws or regulations, or any breach, theft or loss of that information, could adversely affect our reputation and operations.

Our efforts to attract and enroll students result in us collecting, using and keeping substantial amounts of personal information regarding applicants, our students, their families and alumni, including social security numbers and financial data. We also maintain personal information about our employees in the ordinary course of our activities. Our services and those of our vendors and other information can be accessed globally through the Internet. We rely extensively on our network of interconnected applications and databases for day to day operations as well as financial reporting and the processing of financial transactions. Our computer networks and those of our vendors that manage confidential information for us or provide services to our students may be vulnerable to unauthorized access, inadvertent access or display, theft or misuse, hackers, computer viruses, or third parties in connection with hardware and software upgrades and changes. Such unauthorized access, misuse, theft or hacks could evade our intrusion detection and prevention precautions without alerting us to the breach or loss for some period of time or may never be detected. We have experienced malware and virus attacks on our systems which went undetected by our virus detection and prevention software. Regular patching of our computer systems and frequent updates to our virus detection and prevention software with the latest virus and malware signatures may not catch newly introduced malware and viruses or “zero-day” viruses, prior to their infecting our systems and potentially disrupting our data integrity, taking sensitive information or affecting financial transactions. Because our services can be accessed globally via the Internet, we may be subject to privacy laws in countries outside the U.S. from which students access our services, which laws may constrain the way we market and provide our services. While we utilize security and business controls to limit access to and use of personal information, any breach of student or employee privacy or errors in storing, using or transmitting personal information could violate privacy laws and regulations resulting in fines or other penalties. The adoption of new or modified state or federal data or cybersecurity legislation could increase our costs and/or require changes in our operating procedures or systems. A breach, theft or loss of personal information held by us or our vendors, or a violation of the laws and regulations governing privacy could have a material adverse effect on our reputation or result in lawsuits, additional regulation, remediation and compliance costs or investments in additional security systems to protect our computer networks, the costs of which may be substantial.

System disruptions and vulnerability from security risks to our online technology infrastructure could have a material adverse effect on our ability to attract and retain students.

For our campuses, the performance and reliability of program infrastructure is critical to their operations, reputation and ability to attract and retain students. Any computer system error or failure, significant increase in traffic on our computer networks, or any significant failure or unavailability of our computer networks, including, but not limited to, those as a result of natural disasters and network and telecommunications failures could materially disrupt our delivery of these programs. Any interruption to our institutions’ computer systems or operations could have a material adverse effect on our total student enrollment, our business, financial condition, results of operations and cash flows.

Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses and other security threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Due to the sensitive nature of the information contained on our networks hackers may target our networks. We may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. We cannot ensure that these efforts will protect our computer networks against security breaches despite our regular monitoring of our technology infrastructure security.

Any general decline in Internet use for any reason, including security or privacy concerns, cost of Internet service or changes in government regulation, could result in less demand for online educational services and inhibit growth in our online programs.

We may incur liability for the unauthorized duplication or distribution of class materials posted online for class discussions.

In some instances our faculty members or our students may post various articles or other third-party content on class discussion boards or download third-party content to personal computers. We may incur claims or liability for the unauthorized duplication or distribution of this material. Any such claims could subject us to costly litigation and could impose a strain on our financial resources and management personnel regardless of whether the claims have merit.

We rely on proprietary rights and intellectual property in conducting our business, which may not be adequately protected under current laws, and we may encounter disputes from time to time relating to our use of intellectual property of third parties.

Our success depends in part on our ability to protect our proprietary rights. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements to protect our proprietary rights. We may also rely upon service mark and trademark protection in the United States to protect our rights to our marks as well as distinctive logos and other marks associated with our services; however, any measures we may take may not be adequate, and we cannot be certain that we will be able to secure, appropriate protections for our proprietary rights. Unauthorized third parties may attempt to duplicate proprietary aspects of our curricula, online resource material and other content despite our efforts to protect these rights. Our management’s attention may be diverted by these attempts, and we may need to use funds for lawsuits to protect our proprietary rights against any infringement or violation.

In addition, we may encounter disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. Third parties may raise a claim against us alleging an infringement or violation of the intellectual property of that third party. Some third-party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid those intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit.

General Risk Factors

Market and economic conditions may negatively impact our business, financial condition, and share price.

Concerns over medical epidemics, energy costs, geopolitical issues, the U.S. mortgage market and a deteriorating real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay, curtail or abandon our business plans.

Our Bylaws provide that the Eighth Judicial District Court of Clark County, Nevada will be the sole and exclusive forum for substantially all disputes between the Company and its stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers or employees.

Our Bylaws provide that unless the Company consents in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada shall be the sole and exclusive forum for state law claims with respect to: (i) any derivative action or proceeding brought in the name or right of the Company or on its behalf, (ii) any action asserting a claim for breach of any fiduciary duty owed by any director, officer, employee or agent of the Company to the Company or the Company’s stockholders, (iii) any action arising or asserting a claim arising pursuant to any provision of Nevada Revised Statutes Chapters 78 or 92A or any provision of the Company’s Articles of Incorporation or Bylaws (“Bylaws”) or (iv) any action asserting a claim governed by the internal affairs doctrine, including, without limitation, any action to interpret, apply, enforce or determine the validity of the Company’s Articles of Incorporation or Bylaws. This exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act of 1933, as amended (“Securities Act”), or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers, other employees or agents, which may discourage such lawsuits against the Company and its directors, officers, other employees and agents. Alternatively, if a court were to find the choice of forum provision contained in our Bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on the Company’s business, results of operations, and financial condition.

Certain provisions of our Articles of Incorporation and Nevada law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in stockholders’ interest.

Our Articles of Incorporation and the Nevada Revised Statutes (“NRS”) contain certain provisions that may have the effect of making it more difficult or delaying attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders. For example, our Articles of Incorporation authorize us to issue up to 10 million shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management. Provisions of our Articles of Incorporation, Bylaws and Nevada law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, our Articles of Incorporation, Bylaws and Nevada law, as applicable, among other things:

●	provide the board of directors with the ability to alter the Bylaws without stockholder approval;

●	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings; and

●	provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

We do not intend to pay cash dividends.

While we have declared and paid cash dividends on our capital stock in 2023, we currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research reports about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. If no or few securities or industry analysts cover our company, the trading price for our common stock would be negatively impacted. If one or more of the analysts who covers us downgrades our common stock or publishes incorrect or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price or trading volume to decline.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. We may take advantage of these provisions until the earlier of (i) the last day of our fiscal year following the fifth anniversary of the closing of our initial public offering (ii) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.235 billion or (b) in which we are deemed to be a large accelerated filer, which means the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (iii) the date on which we have issued more than $1.0 billion of non-convertible debt in any three-year period. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and being exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We recognize the critical importance of maintaining the safety and security of our systems and data and we take a holistic approach to the oversight and management of cybersecurity and related risks. This approach is supported by our Board of Directors and management who are actively involved in the oversight of our risk management program.

Like all companies that utilize technology, we face significant cybersecurity threats that include, among other things, attempts to gain unauthorized access to sensitive student and employee information; attempts to compromise the integrity, confidentiality and/or availability of our systems, hardware and networks, and the information on them; insider threats; malware; ransomware; threats to the safety of our directors, officers and employees; and threats to our facilities, infrastructure and service. As cybersecurity threats may arise, the cybersecurity team focuses on responding to and containing the threat and minimizing any business impact, as appropriate. In the event of a perceived threat or possible cybersecurity incident, the cybersecurity team is trained to assess, among other factors, student safety impact, data and personal information impact, the possibility of business operations disruption, projected cost, if any, and potential for reputational harm, with support from external technical, legal and law enforcement support, as appropriate.

Management of the Company is responsible for overseeing our enterprise risk management. In that regard, management receives periodic updates, as appropriate (and no less frequently than annually), regarding the Company’s cybersecurity risk management processes and the risk trends related to cybersecurity. Our Board of Directors, in coordination with the Audit Committee, shall review and discuss with management the Company’s risks related to information security, including cybersecurity.

While we have experienced minor cybersecurity threats in the past, such as spear phishing or smishing (SMS phishing), to date no such threats have materially affected the Company or our financial position, results of operations and/or cash flows.

We continue to invest in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information contained therein.

We maintain cybersecurity insurance coverage in amounts that we believe are adequate to address any incidents such as data destruction, extortion, theft, hacking, denial of service attacks and other such incidents.

For more information concerning the risks that we face from cybersecurity threats, please see Part I, Item IA, “Risk Factors”.

ITEM 2. PROPERTIES

Our executive office, which we lease on a month-to-month basis, is located at 701 W Avenue K, Suite 123, Lancaster, CA 93534. We lease property in California for academic operations, corporate functions, enrollment services and student support services. Below is a table summarizing our leased properties as of June 30, 2024:

Number of Buildings	Location	Total Square Footage	Lease Expiration
1	Bakersfield, CA	26,515	2026
1	Lancaster, CA	29,096	2026
1	Temecula, CA	15,703	2026
2	Salinas, CA	22,693	2026 & 2027
1	Pasadena, CA	8,879	2025 & 2027

Our facilities are utilized consistent with management’s expectations, and we believe such facilities are suitable and adequate for current requirements and that additional space can be obtained on commercially reasonable terms to meet any future requirements.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On September 27, 2024, our common stock began trading on the NYSE American LLC under the symbol “LGCY.” Prior to that time, there was no public market for our common stock.

Stockholders

As of September 26, 2024, there were approximately 85 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have paid cash dividends on our capital stock in 2023, however, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and plan of operations together with and our accompanying consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are a provider of postsecondary education services through our accredited academic institutions, HDMC, CCC and Integrity. As of June 30, 2024, we enrolled 2,166 students. For additional information regarding our business and our academic institutions, see “Business.”

Key operating data

In evaluating our operating performance, our management focuses in large part on our revenue and income before income taxes and period-end enrollment at our academic institutions.

Trends and uncertainties regarding revenue and operations

Liquidity

We currently believe our liquidity position is stable and we expect to be able to fund our business for at least the next 12 months. We believe that we have sufficient capital to withstand a potential downturn in our business. Regulatory agencies have also provided regulatory capital relief to institutions as a result of the crisis as discussed below.

Regulatory Impact from COVID-19 Pandemic

On March 27, 2020, Congress enacted the CARES Act, which included a $2 trillion federal economic relief package providing financial assistance and other relief to individuals and business impacted by the spread of COVID-19. The spread of COVID-19 has had an unprecedented impact on higher educational institutions across the country, including our schools, and has led to the closure of campuses and the transition of academic programs from on-ground to online delivery. The CARES Act includes provisions for financial assistance and other regulatory relief benefitting students and their postsecondary institutions.

Among other things, the CARES Act included a $14 billion Higher Education Emergency Relief Fund (“HEERF”) for ED to distribute directly to institutions of higher education. Institutions were required to use at least half of the HEERF funds for emergency grants to students for expenses related to disruptions in campus operations (e.g., food, housing, etc.). Institutions were permitted to use the remainder of the funds for additional emergency grants to students or to cover institutional costs associated with significant changes to the delivery of instruction due to the COVID-19 emergency, provided that those costs do not include payment to contractors for the provision of pre-enrollment recruitment activities, endowments, or capital outlays associated with facilities related to athletics, sectarian instruction, or religious worship. The law required institutions receiving funds to continue to the greatest extent practicable to pay its employees and contractors during the period of any disruptions or closures related to the COVID-19 emergency.

ED subsequently allocated funds to each institution of higher education based on a formula contained in the CARES Act. The formula was heavily weighted toward institutions with large numbers of Pell Grant recipients. ED collectively allocated approximately $3.1 million to our schools. As of June 30, 2022, we had used approximately $2.1 million on student grants and approximately $1.0 million of the allocated funds were reimbursements for qualified expenses. These qualified expenses were reflected on the statement of operations as reductions to general and administrative expenses. The failure to comply with requirements for the usage and reporting of these funds could result in requirements to repay some or all of the allocated funds and in other sanctions.

During the fiscal year ended June 30, 2021, we applied for certain Employee Retention Credits (“ERTC”) under the CARES Act in the approximate $2.9 million, which was reflected within the statement of operations as a reduction to educational services expense. The remaining balance of the ERTC receivable as of December 31, 2023 was $47,000.

During the fiscal year ended June 30, 2020, pursuant to the Payroll Protection Program (“PPP”) established under the CARES Act, we had obtained a loan in the amount of $1.4 million (“PPP Loan”). Upon our request, the PPP Loan was subject to forgiveness, to the extent that the proceeds were used to pay expenses permitted by the PPP, including payroll costs, covered rent, mortgage obligations and covered utility payments. We submitted a request for full forgiveness to the lender, with the expectation that the PPP Loan would be forgiven in full. As a result, during the period ended June 30, 2020, we recorded the full amount of the PPP Loan received as other income. We received forgiveness in full of the PPP Loan during the fiscal year ended June 30, 2021.

The CARES Act also contained separate educational provisions that relieved both institutions and students from complying with the requirement to return certain Title IV Program funds following a student’s withdrawal as a result of the COVID-19 emergency. Ordinarily, when a student withdraws, the institution (and, in some cases, the student) may be required to return unearned portions of the Title IV Program funds awarded for the period. Institutions are required to report to ED the total amount of grant and loan funds the institution has not returned due to the waiver. For federal loan borrowers, the CARES Act also directed ED to cancel the borrower’s obligation to repay any direct loan associated with the relevant period. The law also expanded the options to avoid student withdrawals due to a cessation of attendance by placing students on an approved leave of absence and waives certain requirements normally applicable to a leave of absence. The CARES Act also allowed institutions to exclude from the calculation of a student’s satisfactory academic progress any attempted credits not completed due to the COVID-19 emergency.

On December 27, 2020, Congress enacted the Consolidated Appropriations Act, 2021. This annual appropriations bill contained the Coronavirus Response and Relief Supplemental Appropriations Act, 2021 (“CRRSAA”). CRRSAA provided an additional $81.9 billion to the Education Stabilization Fund including $22.7 billion for HEERF, which were originally created by the CARES Act in March 2020. The higher education provisions of the CRRSAA were intended in part to provide additional financial assistance benefitting students and their postsecondary institutions in the wake of the spread of COVID-19 across the country and its impact on higher educational institutions.

Like the CARES Act, the CRRSAA directed the majority of HEERF funds to a general program providing direct grants to institutions. Institutions generally were required to designate “at least the same amount” of the funds for direct grants to students as was required under the CARES Act. However, for-profit institutions could only use the additional HEERF funds under the CRRSAA for grants to students. The student grants had to prioritize students with exceptional need and could be used for any component of the student’s cost of attendance or for emergency costs that arose due to coronavirus, such as tuition, food, housing, health care (including mental health care), or childcare. Public and nonprofit institutions could use the remaining HEERF funds to (1) defray expenses associated with coronavirus (including lost revenue, reimbursement for expenses already incurred, technology costs associated with a transition to distance education, faculty and staff trainings, and payroll); (2) carry out student support activities authorized by the HEA that address needs related to coronavirus; or (3) for additional financial aid grants to students. ED collectively allocated approximately $1.15 million in CRRSAA funds to our schools. As of June 30, 2023, our schools had expended all of these funds on grants to our students.

In March 2021, Congress enacted the $1.9 trillion ARPA. ARPA provided nearly $40 billion in relief funds that go directly to colleges and universities with $395.8 million going to for-profit institutions. Institutions are required to spend at least half of their allocations on emergency financial aid grants to students.

We did not incur any benefits related to federal funds directly resulting from COVID-19 programs in each of the fiscal years ended June 30, 2024 or 2023.

Key Financial Metrics

Revenue

Tuition revenue is primarily derived from postsecondary education services provided to students. Generally, tuition and other fees are paid upfront and recorded in contract liabilities in advance of the date when education services are provided to the student. A tuition receivable is recorded for the portion of tuition not paid in advance. In some instances, installment billing is available to students which reduces the amount of cash consideration received in advance of performing the service. The contractual terms and conditions associated with installment billing indicate that the student is liable for the total contract price, therefore mitigating the Company’s exposure to losses associated with nonpayment. Tuition revenue is recognized ratably over the instruction period. The Company generally uses the time elapsed method, an input measure, as it best depicts the simultaneous consumption and delivery of tuition services. Revenue associated with distinct course materials is recognized at the point of time when control transfers to the student, generally when the materials are delivered to the student. Revenue associated with lab services is recognized over the period of time when the service is performed.

Enrollments

Enrollments are a function of the number of continuing students at the beginning of each period and new enrollments during the period, offset by students who either graduated or withdrew during the period.

Costs and expenses

Educational service. This expense consists primarily of costs related to the administration and delivery of educational programs by our academic institutions. This expense category includes salaries, benefits, share-based compensation, student books, student supplies and occupancy costs.

General and administrative. This expense includes bad debt expense, share-based compensation, legal and professional fees, insurance, accreditation fees, and travel of employees engaged in corporate management, finance, human resources, compliance and other corporate functions. This expense also includes marketing and advertising costs, which are expensed in the fiscal year incurred.

Depreciation and amortization. This expense reflects depreciation and amortization of property and equipment, amortization of assets under capital leases and amortization of intangible assets.

Interest expense

This expense reflects interest paid under notes issued to our investors, IRS interest, non-cash interest related to unit option grants, interest related to notes associated with CCC, and other debt related interest.

Interest income

This income relates to interest received from investments.

Factors Affecting Comparability

We believe the following factors have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

Seasonality

Our operations are generally subject to seasonal trends. We generally experience a seasonal increase in new enrollments during the first quarter of our fiscal year, as well as during the third quarter each year, when most other colleges and universities begin their fall semesters and subsequent to holiday break. While we enroll students throughout the year, our second quarter revenue generally is lower than other quarters due to the holiday season.

Critical Accounting Policies and Use of Estimates

The discussion of our financial condition and results of operations is based upon our annual consolidated financial statements, which have been prepared in accordance with GAAP. Critical accounting policies are those policies that, in management’s view, are most important in the portrayal of our financial condition and results of operations. The footnotes to our annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K include disclosure of significant accounting policies. The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the evaluation of the Company’s distinct performance obligations, the valuation of equity instruments and valuation allowances for credit losses related to accounts receivable.

Allowance for credit losses

We record an allowance for doubtful credit losses for estimated losses resulting from the inability, failure or refusal of our students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. We determine the adequacy of our allowance for doubtful accounts based on an analysis of our historical bad debt experience, current economic trends, and the aging of the accounts receivable and student status. We apply reserves to our receivables based upon an estimate of the risk presented by the age of the receivables and student status. We write off account receivable balances of inactive students at the earlier of the time the balances were deemed uncollectible, or one year after the revenue is generated. Bad debt expense is recorded as a general and administrative expense in the income statement. The Company performs an analysis annually to determine which accounts are uncollectable and write them off.

Impairment of long-lived assets

We evaluate the recoverability of our long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. We had no long-lived asset impairments as of June 30, 2024 and 2023, respectively.

Income taxes

GAAP requires management to evaluate tax positions taken by us and recognize a tax liability if we have taken an uncertain position that is more likely than not would be sustained upon examination by the Internal Revenue Service. Management has analyzed our tax positions and believes there are no uncertain positions taken or expected to be taken that would require recognition of a liability or disclosure in the financial statement.

Corporate tax applies to corporations and limited liability companies that elect to be treated as corporations. The federal income tax rate for c-corporations is 21% and the state tax rate is 8.84%, and it applies to net taxable income from business activity in California.

Corporations are not subject to the state’s franchise tax, but they are subject to the alternative minimum tax (“AMT”) of 6.65%, which limits the effectiveness of a business writing off expenses against income to lower its corporate tax rate. C-corporations pay the state corporate tax of 8.84% or AMT of 6.65%, depending on whether they claim net taxable income.

We account for income taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be realized.

Share Based Compensation

The Company utilizes ASC 718, Stock Compensation, related to accounting for share-based payments and, accordingly, records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards. The Company estimates the fair value of stock-based compensation awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations. The Company estimates the fair value of stock-based compensation awards using the Black-Scholes model. This model requires the Company to estimate the expected volatility and value of its common stock and the expected term of the stock options, all of which are highly complex and subjective variables. The expected life was calculated based on the simplified method as described by the SEC Staff Accounting Bulletin No. 110, Share-Based Payment. The Company’s estimate of expected volatility was based on the volatility of peers. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the options. The Company accounts for forfeitures upon occurrence.

Goodwill and Other Indefinite-lived Assets

We test goodwill and other indefinite-lived assets for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. There were no goodwill or other indefinite-lived intangible asset impairments for the periods presented, and based on current qualitative impairment tests, goodwill and other indefinite-lived intangible assets are not as risk of failing.

Results of Operations

Fiscal Year Ended June 30, 2024 Compared to Fiscal Year Ended June 30, 2023

The following table sets forth our consolidated statements of income (loss) data as a percentage of revenue for the years ended June 30, 2024 and 2023:

	Year ended June 30,		Percentage Change
	2024	2023	(decrease)
Revenue	100.0%	100.0%
Costs and expenses:
Educational services	57.2%	58.6%	-1.4%
General and administrative	28.3%	30.1%	-1.8%
General and administrative – related party	0.4%	0.5%	-0.1%
Depreciation and amortization	0.6%	0.6%	0.0%
Total costs and expenses	86.5%	89.8%	-3.3%
Operating income	13.5%	10.2%	3.3%
Interest expense, net	-0.2%	-0.3%	0.1%
Interest income	1.9%	1.0%	0.9%
Income before income taxes	15.2%	10.9%	4.3%
Income tax expense	-4.1%	-3.4%	-0.7%
Net income	11.1%	7.5%	3.6%

Revenue. Our revenue was approximately $46.0 million in fiscal 2024 compared to approximately $35.5 million in fiscal 2023, an increase of approximately $10.5 million, or approximately 29.7%. The increase was primarily due to increased student enrollment and the increase in pricing of certain programs.

Educational services. Our educational service expense was approximately $26.4 million in fiscal 2024 compared to approximately $20.8 million in fiscal 2023, an increase of approximately $5.6 million, or approximately 26.8%. The increase is primarily a result of increased instructional and staffing required to support the increase in enrollments as well as a non-cash compensation charge of approximately $1.9 million related to a stock option grant, of which, approximately $1.8 million pertain to options that vested immediately upon the granting of the award.

General and administrative expense. Our general and administrative expense was approximately $13.0 million in fiscal 2024, compared to approximately $10.7 million in fiscal 2023, an increase of approximately $2.3 million, or approximately 22.0%. The increase was primarily related increased marketing and bad debt expense. We anticipate general and administrative expense will continue to increase as our business continues to move towards decentralization, reflecting (i) that we are now more corporate and campus-based, with additional management overseeing various campuses, and (ii) additional professional fees as we pursue acquisitions of new institutions. Of the total general and administrative expense, $4.1 million and $3.5 million related to sales and marketing expense for fiscal 2024 and 2023, respectively.

Depreciation and amortization. Our depreciation and amortization expense was approximately $0.3 million in fiscal 2024 as compared to approximately $0.2 million in fiscal 2023.

Interest expense. Our interest expense was approximately $0.1 million in fiscal 2024 as compared to approximately $0.1 million in fiscal 2023.

Income tax expense. Our income tax expense was approximately $1.9 million in fiscal 2024 compared to an approximately $1.2 million expense in fiscal 2023. The increase is primarily due to the increase in income.

Net Income. We had net income of approximately $5.1 million in fiscal 2024 compared to approximately $2.7 million in fiscal 2023, an increase of approximately $2.4 million, due to reason mentioned above.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $10.4 million and $9.3 million as of June 30, 2024, and June 30, 2023, respectively.

We are not party to a revolving line of credit or other debt facility.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations, the proceeds from our initial public offering and other sources of liquidity, including cash and cash equivalents, will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.

Capital expenditures were approximately $0.4 million and $0.2 million for fiscal year 2024 and fiscal year 2023, respectively.

Title IV and other government funding

A significant portion of our revenue is derived from student tuition payments funded by the Title IV Programs. As such, the timing of disbursements under the Title IV Programs is based on federal regulations and our ability to successfully and timely arrange financial aid for our students. Title IV Program funds are generally provided in multiple disbursements before we earn a significant portion of tuition and fees and incur related expenses over the period of instruction. Students must apply for new Title IV Program loans and grants each academic year. These factors, together with the timing of our students beginning their programs, affect our operating cash flow.

Financial responsibility

Based on the most recent fiscal year-end financial statements, we satisfied the composite score requirement of the financial responsibility test which institutions must satisfy in order to participate in the Title IV Programs.

Cash Flow Activities for the Years Ended June 30, 2024 and 2023

Operating activities

Net cash provided by operating activities was approximately $1.6 million in fiscal year 2024, and net cash provided in operating activities was approximately $1.8 million in fiscal 2023 primarily due to timing of student payments and financial aid processing

Investing activities

Net cash used in investing activities was approximately $0.4 million in fiscal year 2024 and approximately $0.2 million in fiscal year 2023, a decrease of approximately $0.2 million due primarily to investments relating to our student labs.

Financing activities

Net cash used in financing activities was approximately $0.2 million in fiscal year 2024 due to repayments f of debt. Net cash used in financing activities was approximately $1.1 million in fiscal year 2023 mostly due to dividends paid.

Financings

●	From July 2021 to September 2021, the Company issued 108,333 shares of common stock to investors at a purchase price of $3.00 per share for total proceeds of $325,000.

●	From July 2022 to June 2023, the Company issued dividends of $929,116

●	From July 2023 to June 2024, the Company issued dividends of $0

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the fiscal years ended 2024 and 2023. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Segment Information

We operate in one reportable segment as a single educational delivery operation using a core infrastructure that serves the curriculum and educational delivery needs of our institution’s students regardless of geography. Our chief operating decision maker, our CEO and President, manages our operations as a whole, and our chief operating decision maker does not evaluate expenses or operating income information on a component level.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2021, using a modified retrospective approach and early adoption is permitted. The Company adopted ASU 2016-02 on July 1, 2022. The Company has elected to apply the short-term scope exception for leases with terms of 12 months or less at the inception of the lease and will continue to recognize rent expense on a straight-line basis. As a result of the adoption, on July 1, 2022, the Company recognized a lease liability of approximately $5.7 million, which represented the present value of the remaining minimum lease payments using an estimated incremental borrowing rate of 3.98%. As of July 1, 2022, the Company recognized a right-to-use asset of approximately $5.3 million. Lease expense did not change materially as a result of the adoption of ASU 2016-02.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. The amendments are effective for fiscal years beginning after December 15, 2019. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies for fiscal years beginning after December 15, 2022. We adopted ASU 2016-13 on July 1, 2023 and it did not have a material impact on our consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related earnings per share guidance for both Subtopics. The ASU will be effective for smaller reporting companies for annual reporting periods beginning after December 15, 2023 and interim periods within those annual periods and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

JOBS Act

On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We have chosen to take advantage of the extended transition periods available to emerging growth companies under the JOBS Act for complying with new or revised accounting standards until those standards would otherwise apply to private companies provided under the JOBS Act. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, as such amount is indexed for inflation every five years by the Securities and Exchange Commission to reflect the change in the Consumer Price Index for All Urban Consumers during its most recently completed fiscal year; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEGACY EDUCATION INC.

INDEX TO FINANCIAL STATEMENTS

LEGACY EDUCATION INC.

CONSOLIDATED FINANCIAL STATEMENTS

for the fiscal years ended June 30, 2024 and 2023

Legacy Education Inc.

(dba High Desert Medical College)

(dba Central Coast College)

(dba Integrity College of Health)

Consolidated Financial Statements for the fiscal years ended June 30, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of the Board of Directors of

Legacy Education Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Legacy Education Inc. (the “Company”) as of June 30, 2024 and 2023, and the related consolidated income statements, consolidated statements of changes in stockholders’ equity, and consolidated cash flows for each of the years in the two-year period ended June 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two years ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ L J Soldinger Associates, LLC

We have served as the Company’s auditor since 2018.

Deer Park, IL
October 1, 2024
PCAOB ID No. 318

Legacy Education Inc.

Consolidated Balance Sheets

	June 30, 2024	June 30, 2023

ASSETS
Current assets
Cash and cash equivalents	$10,376,149	$9,291,224
Accounts receivable, net of $688,848 and $340,060 allowance for doubtful accounts as of June 30, 2024 and 2023, respectively	13,038,241	7,184,788
Prepaid expenses	1,032,325	661,559
Other receivables	140,894	141,454
Related party receivable	-	69,975
Total current assets	24,587,609	17,349,000

Property and equipment, net	989,952	680,073
Restricted cash	-	98,382
Operating lease right-of-use asset	3,575,369	4,433,202
Financing lease right-of-use asset	340,048	-
Intangible assets	1,054,947	1,060,458
Goodwill	1,929,326	1,929,326
Accounts receivable, long-term	1,381,194	1,143,410
Deferred income tax assets	898,000	168,000
Security deposits	416,605	383,545
Total assets	$35,173,050	$27,245,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,862,895	$2,582,173
Accrued income tax payable	1,443,335	147,055
Deferred, unearned tuition	2,585,747	3,473,726
Other current liabilities	24,201	30,434
Current portion of debt	574,244	678,257
Debt owed, related party	50,000	50,000
Current portion of financing lease	57,260	-
Current portion of operating lease liability	1,868,560	1,531,624
Total current liabilities	10,466,242	8,493,269

Debt, net of current portion	123,862	45,325
Financing lease, net of current portion	215,409	-
Other liabilities	905	33,774
Operating lease liability, net of current portion	1,947,620	3,250,944
Total liabilities	12,754,038	11,823,312

Commitments and contingencies

Stockholders’ equity
Preferred stock: $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding
Common stock: $0.001 par value, 100,000,000 shares authorized, 9,291,149 shares issued and outstanding	9,291	9,291
Additional paid in capital	16,186,251	14,304,175
Retained earnings (accumulated deficit)	6,223,470	1,108,618
Total stockholders’ equity	22,419,012	15,422,084
Total liabilities and stockholders’ equity	$35,173,050	$27,245,396

The accompanying notes are an integral part of these consolidated financial statements.

Legacy Education Inc.

Consolidated Income Statements

for the fiscal years ended June 30, 2024 and 2023

	2024	2023
Revenue
Tuition and related income, net	$46,000,316	$35,455,948

Operating expenses
Educational services	26,351,326	20,785,421
General and administrative	12,999,164	10,651,402
General and administrative – related party	168,000	173,000
Depreciation and amortization	265,036	224,488
Total costs and expenses	39,783,526	31,834,311

Operating income	6,216,790	3,621,637

Other income(expense)
Interest expenses	(118,162)	(96,259)
Interest income	886,834	339,102
Total other income	768,672	242,843

Income before income taxes	6,985,462	3,864,480
Income tax expenses	(1,870,610)	(1,197,741)
Net income	$5,114,852	$2,666,739

Net income per share
Basic net income per share	$0.55	$0.29
Diluted net income per share	$0.53	$0.28

Weighted average number of common stock outstanding
Basic weighted average shares outstanding	9,291,149	9,216,949
Diluted weighted average shares outstanding	9,691,149	9,616,949

The accompanying notes are an integral part of these consolidated financial statements.

Legacy Education Inc.

Consolidated Statements of Changes in Stockholders’ Equity

for the fiscal years ended June 30, 2024 and 2023

	Preferred Stock		Common Stock		Additional paid in	Retained Earnings (Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit)	Total
Balance, June 30, 2022	-	$-	9,204,483	$9,205	$14,259,194	$(666,916)	$13,601,483

Stock options exercised			86,666	86	44,981		45,067
Cumulative-effect adjustment (ASC 842)						37,911	37,911
Dividends paid						(929,116)	(929,116)
Net income						2,666,739	2,666,739
Balance, June 30, 2023	-	$-	9,291,149	$9,291	$14,304,175	$1,108,618	$15,422,084

Stock-based compensation					1,882,076		1,882,076
Net income						5,114,852	5,114,852
Balance, June 30, 2024	-	$-	9,291,149	$9,291	$16,186,251	$6,223,470	$22,419,012

The accompanying notes are an integral part of these consolidated financial statements.

Legacy Education Inc.

Consolidated Statements of Cash Flows

for the fiscal years ended June 30, 2024 and 2023

	2024	2023
Cash flows provided by (used in) operating activities:
Net income	$5,114,852	$2,666,739
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non cash compensation	1,882,076	-
Depreciation & amortization	265,036	224,488
Deferred income tax	(730,000)	(75,792)
Provision for allowance for doubtful accounts for accounts receivable and contracts receivable	348,788	(152,891)
Changes in assets and liabilities:
Accounts receivable	(6,440,025)	(1,994,737)
Prepaid expenses	(370,766)	(5,510)
Other receivables	560	569,040
Related party receivable	69,975	-
Other assets	(183,917)	(141,802)
Accounts payable and accrued liabilities	1,283,922	163,411
Income tax payable	1,296,280	143,220
Deferred unearned tuition	(887,979)	373,270
Net cash provided by operating activities	1,648,802	1,769,436

Cash flows used in investing activities:
Purchases of property and equipment	(423,710)	(195,076)
Net cash used in investing activities	(423,710)	(195,076)

Cash flows provided by financing activities:
Dividend paid in cash	-	(916,724)
Proceeds from exercise of options	-	33,800
Principal payment on finance lease	(67,379)	-
Principal payments on debt	(171,170)	(168,394)
Net cash used in financing activities	(238,549)	(1,051,318)

Net increase cash and cash equivalents and restricted cash	986,543	523,042
Cash and cash equivalents and restricted cash, beginning of year	9,389,606	8,866,564
Cash and cash equivalents and restricted cash, end of year	$10,376,149	$9,389,606

Supplemental disclosure of cash flow information
Cash paid during the periods for interest	$118,162	$96,259
Cash paid during the periods for income taxes	$1,304,329	$1,030,364

Supplemental disclosure of noncash activities
Non-cash purchase of financed lease assets	$340,048	$-
Non-cash dividend	$-	$12,392
Non-cash purchase of equipment	$145,694	$11,267

The accompanying notes are an integral part of these consolidated financial statements.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2024 and 2023

Note 1 - Nature of Business

For purposes of these financial statements, “Legacy,”, the “Company,” “we,” “our,” “us,” or similar references refers to Legacy Education Inc. and its consolidated subsidiaries, unless the context requires otherwise. Legacy Education, LLC was formed on October 19, 2009 in the state of California as a limited liability company. The Company operates as career institution that focuses on real-life training by utilizing educational practices in different job markets. The Company offers programs in career paths such as healthcare, veterinary, medical information technology, business management, and green technology. The Company is accredited by the Accrediting Council for Continuing Education and Training (“ACCET”), and the Accrediting Bureau of Health Education Schools (“ABHES”) and approved to operate in the state of California by the Bureau for Private Postsecondary Education (“BPPE”). The consolidated financial statements include accounts of Legacy Education Inc. d/b/a High Desert Medical College (“HDMC”) and its wholly owned subsidiary, Legacy Education Monterey LLC (“Monterey”) d/b/a Central Coast College (“CCC”), and its wholly owned subsidiary, Advanced Health Services, LLC d/b/a Integrity College of Health (“Integrity”). Pursuant to an Agreement and Plan of Merger and Reorganization (the “Reorganization Merger”), dated September 1, 2021, effective as of September 3, 2021 (the “Effective Date”), Legacy Education Merger Sub, LLC, a wholly owned subsidiary of Legacy Education Inc. formed solely for the purpose of implementing the Reorganization Merger, merged with and into Legacy Education, LLC, with Legacy Education, LLC surviving the merger and becoming a wholly owned subsidiary of Legacy Education Inc., a corporation formed on March 18, 2020 in the State of Nevada for the sole purpose of restructuring the Company from a member-owned Limited Liability Corporation to a shareholder-owned C-Corporation. On the Effective Date, in exchange for each Class A Unit owned in Legacy Education, LLC, the members of Legacy Education, LLC received one share of common stock in Legacy Education Inc. in a one for one exchange. The members immediately prior to the Reorganization Merger became the 100% owners of Legacy Education Inc. immediately following the Reorganization Merger.

HDMC offers instruction in twenty nine programs including ultrasound technician, ultrasound technician associate of applied science degree, medical billing and coding, vocational nursing, clinical medical assisting, pharmacy technician, dental assisting, medical administrative vocational nursing associate of applied science degree and registered nursing

CCC, a wholly-owned subsidiary of HDMC, offers instruction in healthcare career training programs, and veterinary career training.

Integrity, a wholly-owned subsidiary of HDMC, is an accredited college offering instruction in medical assisting, vocational nursing, medical insurance coding and billing, diagnostic medical sonography (ultrasound technician) and Bachelors of Science in nursing (RN to BSN).

The accompanying consolidated financial statements, and all per share information contained herein, have been retroactively adjusted to reflect the reverse stock split described in Note 16.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2024 and 2023

Note 2 – Summary of Significant Accounting Principals

Principal of Consolidation

The consolidated financial statements include the accounts of HDMC and its wholly-owned subsidiaries, CCC and Integrity. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the assumptions used in the evaluation of the Company’s distinct performance obligations, the valuation of equity instruments and allowance for credit losses related to accounts receivable.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net income.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. These investments are stated at cost, which approximates fair value.

Letter of Credit and Restricted Cash

In October 2018, Integrity received a notice from the U.S. Department of Education (“ED”) requiring Integrity to post a letter of credit in the amount of $138,977 due to the deficient composite score for the year ended December 31, 2017. During the fiscal year ended June 30, 2020, the Company received notice from ED permitting the Company to decrease the letter of credit to $98,382. Integrity maintained passing scores on its composite score since 2019. The letter of credit is secured by cash on deposit with the issuing bank and was extended through August 2023, when the ED released the Company from the letter of credit requirement.

Under Accounting Standards Update (“ASU”) 2016-18, Statements of Cash Flows – Restricted Cash, a statement of cash flows explaining the change during the period in the total cash, cash equivalents, and amount generally described as restricted cash or restricted cash equivalents is required. The accompanying balance sheets as of June 30, 2024 and 2023 have been presented in accordance with the guidance provided by ASU 2016-18.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method. Normal repairs and maintenance are expensed as incurred. Expenditures that materially extend the useful life of an asset are capitalized. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Furniture and fixtures, machinery, computer equipment, and vehicles generally have estimated useful lives of ten, seven, four, and five years, respectively. Leasehold improvements are depreciated over the shorter of their lease term or their useful life.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2021, using a modified retrospective approach and early adoption is permitted. The Company adopted ASU 2016-02 on July 1, 2022.

The Company has elected to apply the short-term scope exception for leases with terms of 12 months or less at the inception of the lease and will continue to recognize rent expense on a straight-line basis. As a result of the adoption, on July 1, 2022, the Company recognized a lease liability of approximately $5.7 million, which represented the present value of the remaining minimum lease payments using an estimated incremental borrowing rate of 3.98%. As of July 1, 2022, the Company recognized a right-to-use asset of approximately $5.3 million. Lease expense did not change materially as a result of the adoption of ASU 2016-02.

Goodwill and Intangibles

Goodwill represents the excess of the purchase price over the fair market value of the net assets (including intangibles) acquired on December 31, 2019 and January 15, 2019. The Company has implemented the Business Combinations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other.

Goodwill, tradename, and accreditation are deemed to have an indefinite life, and course curriculum has a definite life of approximately 18 years. Goodwill and indefinite life intangible assets are not amortized but are subject to, at a minimum, annual impairment tests. The Company expenses costs to maintain or extend intangible assets as incurred.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2024 and 2023

Note 2 – Summary of Significant Accounting Principals (Continued)

The Company reviews intangible assets (with a definite life), excluding goodwill, accreditation and tradenames, for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. We measure the recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. There were no impairments for the periods presented.

The Company tests goodwill, accreditation and trade names for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. There were no goodwill, accreditation or trade names impairments for the periods presented.

The Company amortizes intangible assets with definite lives on a straight-line basis.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. The Company had no long-lived asset impairments as of June 30, 2024 and 2023, respectively.

Revenue Recognition

Revenue is recognized when control of promised goods or services is transferred to the Company’s customers in an amount of consideration to which the Company expects to be entitled to in exchange for those goods or services. The Company follows the five steps approach for revenue recognition under ASC 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies a performance obligation.

The Company identifies a contract for revenue recognition when there is approval and commitment from both parties, the rights of the parties and payment terms are identified, the contract has commercial substance and the collectability of consideration is probable. The Company evaluates each contract to determine the number of distinct performance obligations in the contract, which requires the use of judgment. The Company’s contracts include promises for educational services and course materials which are distinct performance obligations.

Tuition revenue is primarily derived from postsecondary education services provided to students. Generally, tuition and other fees are paid upfront and recorded in contract liabilities in advance of the date when education services are provided to the student. A tuition receivable is recorded for the portion of tuition not paid in advance. In some instances, installment billing is available to students which reduces the amount of cash consideration received in advance of performing the service. The contractual terms and conditions associated with installment billing indicate that the student is liable for the total contract price, therefore mitigating the Company’s exposure to losses associated with nonpayment. Tuition revenue is recognized ratably over the instruction period. The Company generally uses the time elapsed method, an input measure, as it best depicts the simultaneous consumption and delivery of tuition services. Revenue associated with distinct course materials is recognized at the point of time when control transfers to the student, generally when the materials are delivered to the student. Revenue associated with lab services is recognized over the period of time when the service is performed.

The Company’s refund policy may permit students who do not complete a course to be eligible for a refund for the portion of the course they did not attend. Refunds generally result in a reduction of deferred revenue during the period that the student drops or withdraws from a class.

The transaction price is stated in the contract and known at the time of contract inception, as such there is variable consideration for situations when a student drops from a program based on the Company’s refund policy and additional charges if a student requires additional hours to complete the program beyond the contracted end date. The Company believes that its experience with these situations is of little predictive value because the future performance of students is dependent on each individual and the amount of variable consideration is highly susceptible to factors outside of the Company’s influence. Accordingly, no variable consideration has been included in the transaction price or recognized as income until the constraint has been eliminated. Revenue is allocated to each performance obligation based on its standalone selling price. Any discounts within the contract are allocated across all performance obligations unless observable evidence exists that the discount relates to a specific performance obligation or obligations in the contract. The Company generally determines standalone selling prices based on prices charged to students.

The Company excludes from revenue taxes assessed by a governmental authority as these are agency transactions collected on their behalf from the customer. Significant judgments include the allocation of the contract price across performance obligations, the methodology for earning tuition ratably over the instruction period, estimates for the amount of variable consideration included in the transaction price as well as the determination of the impact of the constraints preventing the variable consideration from being recognized in revenue.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2024 and 2023

Note 2 – Summary of Significant Accounting Principals (Continued)

Disaggregation of Revenue

The tuition and related revenue consist of the following during the fiscal years ended June 30, 2024 and 2023:

	2024	2023
Tuition and lab fees (recognized over time)	$41,200,761	$32,305,664
Books, registration and other fees (recognized at a point in time)	4,799,555	3,150,284
Total revenue	$46,000,316	$35,455,948

Allowance for Credit Losses

The Company records an allowance for credit losses for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. The Company determines the adequacy of its allowance for doubtful accounts based on an analysis of its historical bad debt experience, current economic trends, and the aging of the accounts receivable and student status. The Company applies reserves to its receivables based upon an estimate of the risk presented by the age of the receivables and student status. The Company writes off account receivable balances of inactive students at the earlier of the time the balances were deemed uncollectible, or one year after the revenue is generated. Bad debt expense is recorded as a general and administrative expense in the accompanying statements of operations. The Company performs an analysis annually to determine which accounts are uncollectable and then writes them off.

Refunds

The Company pays or credits refunds within 45 days of a student’s cancellation or withdrawal for students who have completed 60% or less of the period of attendance based on a pro rata calculation. Once the student has completed more than 60% of a period of attendance, all Title IV funds are considered earned and no refunds are due to ED.

Advertising

The Company expenses advertising cost as incurred. Advertising costs amounted to $4,124,485 and $3,589,432 for the years ended June 30, 2024, and 2023, respectively.

Share-Based Compensation

The Company utilizes ASC 718, Stock Compensation, related to accounting for share-based payments and, accordingly, records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards. The Company estimates the fair value of stock-based compensation awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations. The Company estimates the fair value of stock-based compensation awards using the Black-Scholes model. This model requires the Company to estimate the expected volatility and value of its common stock and the expected term of the stock options, all of which are highly complex and subjective variables. The expected life was calculated based on the simplified method as described by the SEC Staff Accounting Bulletin No. 110, Share-Based Payment. The Company’s estimate of expected volatility was based on the volatility of peers. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the options. The Company accounts for forfeitures upon occurrence.

Fair Value of Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, deferred, unearned tuition, debt and finance lease obligations. The carrying values of the Company’s financial instruments approximate fair value.

FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

Level 1—Quoted market prices for identical assets or liabilities in active markets or observable inputs;

Level 2—Significant other observable inputs that can be corroborated by observable market data; and

Level 3—Significant unobservable inputs that cannot be corroborated by observable market data.

Concentration of Credit Risk

A substantial portion of revenues and ending accounts receivable at June 30, 2024 and 2023 are a direct result of the Company’s participation in Financial Student Aid (“FSA”) programs, which represents a primary source of student tuition. The FSA programs are subject to political budgetary considerations. There is no assurance that funding will be maintained at current levels. The FSA programs are subject to significant regulatory requirements. Any regulatory violation could have a material effect on the Company.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2024 and 2023

Note 2 – Summary of Significant Accounting Principals (Continued)

The Company maintains its cash and cash equivalents in various financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company performs ongoing evaluations of these institutions to limit concentration risk exposure. The Company maintains cash balances in excess of these limits from time to time.

As of June 30, 2024 and 2023, $2.15 and $6.1 million, respectively, was maintained in a redeemable money market account bearing interest at approximately 4.88% per annum.

Commitments and Contingencies

The Company accrues for a contingent obligation when it is probable that a liability has been incurred and the amount is reasonably estimable. When the Company becomes aware of a claim or potential claim, the likelihood of any loss exposure is assessed. If it is probable that a loss will result and the amount of the loss is estimable, the Company records a liability for the estimated loss. If the loss is not probable or the amount of the potential loss is not estimable, the Company will disclose the claim if the likelihood of a potential loss is reasonably possible and the amount of the potential loss could be material. Estimates that are particularly sensitive to future changes include tax, legal, and other regulatory matters, which are subject to change as events evolve, and as additional information becomes available during the administrative and litigation process. The Company expenses legal fees as incurred.

Income Taxes

GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability if the Company has taken an uncertain position that is more likely than not would be sustained upon examination by the Internal Revenue Service. Management has analyzed the Company’s tax positions and believes there are no uncertain positions taken or expected to be taken that would require recognition of a liability or disclosure in the financial statement.

The Company accounts for income taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be realized.

The Company expenses penalties and interest related to federal and state income taxes as incurred. Penalties, if any, are included in general and administration expenses on the income statement. The estimated federal and state effective tax rates are 21% and 8.84%, respectively.

Emerging Growth Company

The Company has elected to be an emerging growth company as defined under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Included with this election, the Company has also elected to use the provisions within the JOBS Act that allow companies that go public to continue to use the private company adoption date rules for new accounting policies. The Company will remain an emerging growth company until the earlier of (i) the last day of the Company’s fiscal year following the fifth anniversary of the closing of the Company’s initial public offering of its securities, (ii) the last day of the fiscal year (a) in which the Company total annual gross revenue of at least $1.235 billion or (b) in which the Company is deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, and (iii) the date on which the Company has issued more than $1.0 billion of non-convertible debt in any three-year period.

Earnings Per Share

ASC 260, Earnings Per Share, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS is calculated using the treasury stock method, and reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share for years ended June 30, 2024 and 2023:

	2024	2023
Numerator
Net income	$5,114,852	$2,666,739

Denominator
Weighted-average shares outstanding, basic	9,291,149	9,216,949
Dilutive impact of share-based instruments	400,000	400,000
Weighted-average shares outstanding, diluted	9,691,149	9,616,949

Net income per share
Basic	$0.55	$0.29
Diluted	$0.53	$0.28

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2024 and 2023

Note 2 – Summary of Significant Accounting Principals (Continued)

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. The amendments are effective for fiscal years beginning after December 15, 2019. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies for fiscal years beginning after December 15, 2022. We adopted ASU 2016-13 on July 1, 2023 and it did not have a material impact on our consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related earnings per share guidance for both Subtopics. The ASU will be effective for smaller reporting companies for annual reporting periods beginning after December 15, 2023 and interim periods within those annual periods and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Note 3 - Intangible Assets

The intangibles consisted of the following as of June 30, 2024 and June 30, 2023:

	June 30, 2024	June 30, 2023
Goodwill	$1,929,326	$1,929,326
Trade name	796,100	796,600
Accreditation	88,200	88,200
Course curriculum	198,000	198,000
Total cost of intangibles	$3,011,626	$3,012,126
Less accumulated amortization	(27,353)	(22,342)
Intangibles net	$2,984,273	$2,989,784

As of June 30, 2024 and 2023, no impairment of the Company’s goodwill, nor other intangibles with an indefinite life was required related to its previous acquisitions of CCC and Integrity. Although the ACCET accreditation has an indefinite life, the accreditation requires renewal every five years. CCC’s ACCET accreditation was most recently renewed in April 2020 and its next renewal is in April 2025. The Company recognized $5,011 and $5,011 in amortization expense for the fiscal year ended June 30, 2024 and 2023. Although the Accrediting Bureau of Health Education Schools (“ABHES”) has an indefinite life, the accreditation requires renewal every five years. Integrity’s next ABHES accreditation renewal is in February 28, 2026. 100% of goodwill is expected to be deductible for federal income tax purposes and will be amortized over 15 years on a straight-line basis.

Note 4 - Property and Equipment

Property and equipment consist of the following:

	June 30, 2024	June 30, 2023
Leasehold improvements	$561,108	$397,598
Machinery and equipment	1,032,286	788,726
Computer equipment	704,846	566,973
Furniture, fixtures and other equipment	266,923	252,975
Total	2,565,163	2,006,272
Less accumulated depreciation and amortization	(1,575,211)	(1,326,199)
Property and equipment, net	$989,952	$680,073

Depreciation and amortization expense associated with property and equipment totaled $260,025 and $219,477 for the years ended June 30, 2024 and 2023, respectively.

Note 5 – Accounts Receivable, Long-Term

TuitionFlex

The TuitionFlex Program is designed to create a flexible tuition credit program for students and families to help bridge the financial gap, all in accordance with applicable federal Truth-In-Lending regulations. Through this program, we offer payment plans to all students, regardless of financial need, for up to 5 years. The long-term portion of student receivables utilizing the Tuition Flex program was $1,381,194 and $1,143,410 as of June 30, 2024 and June 30, 2023, respectively.

Note 6 – Prepaid Expenses

The prepaid expenses consist of the following as of June 30, 2024 and June 30, 2023:

	June 30, 2024	June 30, 2023
Books	$199,122	$190,815
Supplies and other prepaid expenses	833,203	470,744
Total prepaid expenses	$1,032,325	$661,559

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2024 and 2023

Note 7 – Other Receivables

The other receivables consist of the following as of June 30, 2024 and June 30, 2023:

	June 30, 2024	June 30, 2023
Other advance	94,454	94,454
Employee retention credit	46,440	47,000
Total other receivables	$140,894	$141,454

The Company paid $106,846 federal income taxes on behalf of a foreign investor in Legacy, and the amount due back to the Company was $94,454 as of June 30, 2024 and June 30, 2023.

During the fiscal year ended June 30, 2021, the Company applied for certain Employee Retention Credits (“ERTC”) under the CARES Act in the approximate amount of $2.9 million. The remaining balance of the ERTC receivable as of June 30, 2024 and June 30, 2023 was $46,440 and $47,000, respectively.

Note 8 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses as of June 30, 2024 and June 30, 2023 consist of the following:

	June 30, 2024	June 30, 2023
Accounts payable	$1,532,576	$722,709
Accrued payroll and payroll taxes	641,594	450,388
Accrued vacation	447,482	453,397
Accrued bonuses	1,200,000	824,821
Accrued other expenses	41,243	130,858
Total	$3,862,895	$2,582,173

Note 9 - Debts and Other Liabilities

(1)	Promissory Notes

The Company received $750,000 in proceeds from several debtors, including $150,000 from related parties. Under the unsecured promissory notes, the principal shall be due and payable on the earlier to occur (i) the 9-month anniversary of the first advance under each promissory note; or (ii) the completion of an initial public offering by payee (“Maturity Date”), and the promissory note shall bear interest at a monthly rate of 1% based upon the amount outstanding as of any calculation date. Interest shall be payable monthly commencing on the 15th day of each calendar month following the date funds are first advanced. The maturity dates on these promissory notes were extended to March 31, 2021. The noteholders agreed to defer the repayment of the principal balance until the completion of a future Initial Public Offering.

	June 30, 2024	June 30, 2023
Promissory note issued on November 12, 2019	$500,000	$500,000
Promissory note issued on December 30, 2019 related party	50,000	50,000
Promissory note issued on February 6, 2020	-	100,000
Total other debt	$550,000	$650,000

A promissory note issued on December 30, 2019 to a related party was repaid during the fiscal year ended June 30, 2023. The note was repaid via a cash payment for principal amounting to $88,733, and $11,267 was satisfied as an exercise of 43,333 common stock options at $0.26 per share.

In September 2023, the promissory note issued on February 6, 2020 for $100,000 was repaid in full.

(2)	Equipment Loan

In June 2019, the Company entered into an equipment loan for $26,647. The note accrues interest at a rate of 6.5% per annum and requires 60 equal monthly payments. As of June 30, 2024 and June 30, 2023, the principal balance of the promissory note was $0 and $6,042, respectively.

In August 2019, the Company entered into an equipment loan for $26,997. The note accrues interest at a rate of 6.95% per annum and requires 60 equal monthly payments. As of June 30, 2024 and June 30, 2023, the principal balance of the promissory note was $0 and $7,652, respectively.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2024 and 2023

Note 9 - Debts and Other Liabilities (Continued)

In January 2023, the Company entered into an equipment loan for $30,744. The note accrues interest at a rate of 6.0% per annum and requires 48 equal monthly payments. As of June 30, 2024 and June 30, 2023, the principal balance of the promissory note was $20,929 and $28,285, respectively.

In August 2023, the Company entered into an equipment loan for $35,580. The note accrues interest at a rate of 10.14% per annum and requires 48 equal monthly payments. As of June 30, 2024 and June 30, 2023, the principal balance of the promissory note was $27,723 and $0, respectively.

In November 2023, the Company entered into an equipment loan for $14,610. The note accrues interest at a rate of 10.72% per annum and requires 48 equal monthly payments. As of June 30, 2024 and June 30, 2023, the principal balance of the promissory note was $12,582 and $0, respectively.

In December 2023, the Company entered into an equipment loan for $11,920. The note accrues interest at a rate of 13.53% per annum and requires 36 equal monthly payments. As of June 30, 2024 and June 30, 2023, the principal balance of the promissory note was $9,853 and $0, respectively.

In February 2024, the Company entered into an equipment loan for $35,612. The note accrues interest at a rate of 8% per annum and requires 36 equal monthly payments. The first payment will be on April 1, 2024. As of June 30, 2024 and June 30, 2023, the principal balance of the promissory note was $32,950 and $0, respectively.

In June 2024, the Company entered into an equipment loan for $48,966. The note accrues interest at a rate of 11.16% per annum and requires 48 equal monthly payments. The first payment will be on June 1, 2024. As of June 30, 2024 and June 30, 2023, the principal balance of the promissory note was $48,125 and $0, respectively.

(3)	Bank Loan

On December 31, 2019, the Company acquired Integrity, assuming its two bank loans, which are secured by all business assets of the Company.

	June 30, 2024	June 30, 2023
Bank loan #1, monthly payment $803.69, due in 110 months, effective interest rate 6.44%	$24,447	$31,356
Bank loan #2, monthly payment $5,672.86 start on November 23, 2020, due in 48 months	21,495	78,532
Total bank loans	$45,942	$109,888

Future maturities over the remaining term of total debt for (1) to (3) are as follows:

2025 (1)	$624,244
2026	57,924
2027	50,390
2028	15,548
748,106
Less: current portion (1)	(624,244)
Long-term portion of debt	$123,862

(1)	Includes $50,000 related party debt

Note 10 - Related Party Transactions

A shareholder of the Company was paid $90,000 and $90,000 as consulting fees in the years ended June 30, 2024 and 2023, respectively.

A director of the Company was paid $78,000 and $83,000 in consulting fees in the years ended June 30, 2024 and 2023, respectively.

A director of the Company was paid $132,988 in consulting fees in the years ended June 30, 2024.

In December 2019, the Company received $50,000 of proceeds from a promissory note, entered into with an executive of the Company, which bears interest at the rate of 12% per annum and matures on the earlier of the nine-month anniversary of the loan or the completion of an initial public offering. The balance of this note was $50,000 as of June 30, 2024 and June 30, 2023.

As of June 30, 2024 and June 30, 2023, the Company had a balance due from a shareholder, who is also the President of the Company, totaling $0 and $69,975. This amount was included in the related party receivable on the balance sheet.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2024 and 2023

Note 11 – Lease Commitments

Finance Leases

In July 2023, the Company entered into an equipment lease for $340,048. The related finance liability has an implied interest rate of 11.16% per annum and requires 5 equal annually payments on September 1, 2023. As of June 30, 2024 and June 30, 2023, the balance of the finance liability was $272,669 and $0, respectively.

The present value of future minimum lease payments due at June 30, 2024 was as follows:

2024	-
2025	81,459
2026	81,459
2027	81,459
Thereafter	81,458
Total minimum payments	325,835
Less: amount representing interest	(53,166)
Present value of minimum payments	$272,669
Less: current portion	(57,260)
Long term portion	$215,409

Operating Leases

The Company leases its instructional facilities under non-cancelable operating leases expiring at various dates through 2026. In most cases, the facility leases require the Company to pay various operating expenses of the facilities in addition to base monthly lease payments. In certain cases, the Company has options available under its leases to renew, and certain leases contain ordinary rental escalations on the space. Rent expense for the certain leases described above is recorded evenly over each lease term. The difference between rent expense recorded and the amount paid is reflected as deferred rent on the accompanying balance sheets for those leases with rent escalation clauses.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has elected the practical expedient to use the risk-free rate as its incremental borrowing rate.

June 30, 2024 are as follows:

2025	$1,964,416
2026	1,533,688
2027	341,511
2028	123,736
Total future minimum operating lease payments	3,963,351
Less: imputed interest	(147,171)
Total	3,816,180
Current portion of operating lease	1,868,560
Long term portion of operating lease	$1,947,620

Total rent expense and related taxes and operating expenses under operating leases for the fiscal years ended June 30, 2024 and 2023 were $3,368,780 and $3,066,341, respectively.

Supplemental balance sheet information related to leases was as follows:

	June 30, 2024	June 30, 2023

Operating lease right-of-use assets	$3,575,369	$4,433,202

Operating lease liability - current	$1,868,560	$1,531,624
Operating lease liability – non-current	1,947,620	3,250,944
Total operating lease liability	$3,816,180	$4,782,568

Other supplemental information:

	2024	2023
Cash paid for operating lease	$1,900,505	$1,520,021

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2024 and 2023

Note 12 – Stockholders’ Equity

As of June 30, 2024 and June 30, 2023, the Company had 110,000,000 shares of authorized capital, par value $0.001, of which 100,000,000 shares are designated as common stock, and 10,000,000 shares are designated as preferred stock, which have liquidation preference over the common stock and are non-voting.

Equity Transactions

No shares of common stock were issued during the year ended June 30, 2024.

During the fiscal year ended June 30, 2023, the Company issued 86,666 shares of common stock at $0.52 per share under notice of exercise options.

As of June 30, 2024 and June 30, 2023 the Company had 9,291,149 shares of common stock outstanding, and no shares of preferred stock issued and outstanding.

Note 13 - Share-Based Compensation Plans

Stock Options

The Company utilizes ASC 718, Stock Compensation, related to accounting for share-based payments and, accordingly, records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards. The Black Scholes option pricing model was used to estimate the fair value of the options granted. This option pricing model requires a number of assumptions, of which the most significant are: expected stock price volatility, the expected pre-vesting forfeiture rate, and the expected option term (the amount of time from the grant date until the options are exercised or expire). The Company estimated a volatility factor utilizing a weighted average of comparable published volatilities of its peers. The Company applied the simplified method to determine the expected term of stock-based compensation grants.

In prior years, the Company had granted time vested options to purchase shares of common stock with exercise prices ranging from $0.52 - $1.80 on the date of grant by the Board. These options vest ratably over a period of three years and expire ten years from the date of grant and the fair value of these options were calculated using the Black-Scholes-Merton model.

On April 1, 2024, the Company granted stock options to purchase an aggregate of 1,425,171 shares of its common stock at an exercise price of $3.74 per share to employees, directors, consultants and non-employee service providers pursuant to its 2021 Equity Incentive Plan.

A summary of the activity related to stock option units granted is as follows:

		Summary of Stock Options Outstanding
	Total Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (Years)
Outstanding as of June 30, 2022	502,916	1.34	4.16
Granted	-	-	-
Exercised	(86,666)	0.52	-
Forfeited, canceled, or expired	(16,250)	0.52	-
Outstanding as of June 30, 2023	400,000	1.54	4.14
Granted	1,425,171	3.74	10.00
Exercised	-
Forfeited, canceled, or expired	-
Outstanding as of June 30, 2024	1,825,171	3.26	8.30
Exercisable as of June 30, 2024	1,387,534	3.11	7.84

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2024 and 2023

Note 13 - Share-Based Compensation Plans (Continued)

A summary of the activity related to vested and unvested stock option units granted is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)
Balance – June 30, 2023, unvested	-	$-	-	-
Options issued	1,425,171	3.74	1.84	10.00
Options vested	(987,534)	3.74	1.84	10.00
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance – June 30, 2024, unvested	437,637	$3.74	1.84	9.75

The Company valued these options using the Black Scholes model utilizing volatility 45%, and a risk-free rate of 4.18%. The fair value of the options was $1.84 per option.

The Company recorded share-based compensation expense of $1,882,076 during the fiscal year ended June 30, 2024, which is included in educational services. Unamortized compensation expense associated with unvested options is $737,333 as of June 30, 2024. The weighted average period over which these costs are expected to be recognized is approximately 2.75 years.

Note 14 - Income Tax

The Company has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities is principally dependent upon achievement of projected future taxable income.

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The Company has no valuation allowance as of June 30, 2024.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. For businesses, the Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The rate reduction took effect on January 1, 2018. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted though income tax expense.

The components of income tax expense (benefit) are as follows:

	June 30, 2024	June 30, 2023
Current:
Federal	$1,779,079	$764,827
State	821,531	357,122
	2,600,610	1,121,949
Deferred:
Federal	(513,740)	53,339
State	(216,260)	22,453
	(730,000)	75,792
Total income tax expense	$1,870,610	$1,197,741

Income tax expense differed from the amount computed using the U.S. federal income tax rate of 21% for June 30, 2024 and 2023 as follows:

	June 30, 2024	June 30, 2023
Statutory U.S. federal income tax	$1,466,947	$811,540
Non-deductible items	57,841	9,714
Change in deferred items	(303,187)	(26,154)
Provision to return	(151,584)	157,338
State income taxes, net of federal benefit	821,531	310,511
Other	(20,938)	(65,208)
Income tax expense	$1,870,610	$1,197,741

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2024 and 2023

Note 14 - Income Tax (Continued)

Significant components of the Company’s deferred income tax assets included in deferred income taxes, non-current on the balance sheets are as follows:

	June 30, 2024	June 30, 2023
Deferred tax assets:
Deferred rent, right-of-use asset and lease liability	$72,000	$104,000
Allowance for doubtful accounts	206,000	101,000
Accrued bonuses and vacation	492,000	355,000
Non-cash compensation	562,000	-
	1,332,000	560,000
Valuation allowance	-	-
Deferred tax assets	1,332,000	560,000

Deferred tax liability:
Property and equipment and intangible assets	(434,000)	(392,000)
Deferred tax liability	(434,000)	(392,000)

Net deferred tax asset	$898,000	$168,000

The Company is subject to taxation in the United States and the state of California. As of June 30, 2024, the earliest tax year still subject to examination for federal and state purposes is the fiscal year ended June 30, 2021.

Note 15 - Other Commitments and Contingency

Regulatory

In order for students to participate in Title IV federal financial aid programs, the Company is required to maintain certain standards of financial responsibility and administrative capability. In addition, the Company is accredited with ACCET and ABHES and approved by other agencies and must comply with rules and regulations of the accrediting body. As a result, the Company may be subject from time to time to audits, investigations, claims of noncompliance or lawsuits by governmental agencies, regulatory bodies, or third parties. While there can be no assurance that such matters will not occur and if they do occur will not have a material adverse effect on these financial statements, management believes that the Company has complied with all regulatory requirements as of the date of the financial statements.

The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (the “Higher Education Act”), and the regulations promulgated thereunder by ED, subject the Company to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the Higher Education Act.

Borrowers Defense to Repayment

On October 28, 2016, ED published its new regulations with an effective date of July 1, 2017. The new regulations allow a borrower to assert a defense to repayment on the basis of a substantial misrepresentation, any other misrepresentation in cases where certain other factors are present, a breach of contract or a favorable non-default contested judgment against a school for its act or omission relating to the making of the borrower’s loan or the provision of educational services for which the loan was provided. In addition, the financial responsibility standards contained in the new regulations establish the conditions or events that trigger the requirement for an institution to provide ED with financial protection in the form of a letter of credit or other security against potential institutional liabilities. Triggering conditions or events include, among others, certain state, federal or accrediting agency actions or investigations. The new regulations also prohibits schools from requiring that students agree to settle future disputes through arbitration. Management believes no misrepresentations have occurred nor has any agency actions or investigations occurred as of the date of these financial statements.

Composite Score

As described above, ED requires institutions to meet standards of financial responsibility. ED deems an institution financially responsible when the composite score is at least 1.5. The Company’s composite score was 3.0 for the fiscal year ended June 30, 2023. The Company’s composite score calculation for the fiscal year ended June 30, 2024 has not been completed as of the date of these financial statements and is due on December 31, 2024.

90/10 Disclosure

The Company derives a substantial portion of its revenues from student financial aid received by its students under the Title IV programs administered by ED pursuant to the Higher Education Act. To continue to participate in the student financial aid programs, the Company must comply with the regulations promulgated under the Higher Education Act. The regulations restrict the proportion of cash receipts for tuition and fees from eligible programs to not more than 90% from Title IV programs (the “90/10 revenue test”). If an institution fails to satisfy the test for one year, its participation status becomes provisional for two consecutive fiscal years. If the test is not satisfied for two consecutive years, eligibility to participate in Title IV programs is lost for at least two fiscal years. Using ED’s cash-basis, regulatory formula under the 90/10 Rule, as in effect for its 2023 fiscal year, HDMC, CCC and Integrity derived 84.53%,75.48% and 88.14% for its 90/10 revenue from Title IV program funds, respectively. The 90/10 calculation for fiscal year ended June 30, 2024 has not yet been completed as of the date of these financial statements and is due on December 31, 2024.

Litigation

The Company does not believe it is a party to any other pending or threatened litigation arising from services currently or formerly performed by the Company. To the extent that there may be other pending or threatened litigation that management is unaware of, they do not believe there to be any possible claims that could have a material adverse effect on their business, results of operations or financial condition.

Note 16 – Subsequent Events

Effective July 1, 2024 the Company entered into a sublease agreement amending a lease originally entered into January 21, 2016, as amended, to increase usage at the premises to 37,914 square feet at a facility located in Salinas, CA expiring July 31, 2032 with a base rent of $64,051 monthly, and such additional rent as may be applicable including a proportional share of utilities and operating costs. Concurrent with the execution of the lease the Company remitted an additional deposit of $37,750.

Reverse Stock Split

On September 9, 2024, our stockholders approved an amendment to our articles of incorporation to effect a 1-for-2 reverse split of our common stock. The amendment to our certificate of incorporation was filed with the Nevada Secretary of State on September 9, 2024. The consolidated financial statements, and all share and per share information contained herein, have been retroactively adjusted to reflect the reverse stock split.

On September 27, 2024, the Company completed its initial public offering of 2,500,000 shares, priced at $4.00 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of June 30, 2024, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting due to a transition period established by the rules of the SEC for newly public companies.

In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended June 30, 2024, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Rule 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors as of September 26, 2024.

Name	Age	Position(s) Presently Held
LeeAnn Rohmann	57	Chief Executive Officer, Chairman and Founder
Brandon Pope	60	Chief Financial Officer
Ragheb Milad	43	Chief Academic Officer
Gerald Amato	73	Director
Blaine Faulkner	61	Director
Peggy Tiderman	66	Director

Executive Officers and Directors

LeeAnn Rohmann, Founder, Chief Executive Officer and Chairman

LeeAnn Rohmann has served as Founder, Chief Executive Officer since July 2010 and Chairman of the board of directors since October 2009. From 2004 until 2008, she served as Chief Sales Officer, CIT Group, Inc, a national bank, and from 2001 until 2004, she served as Vice President, Sales of EdAmerica, a financial company that provides student loan servicing. From 1997 until 2001, Ms. Rohmann served as Senior Vice President, Sales of American Express. She is currently the President of the California Association of Private Post Secondary Schools (CAPPS) and has been a member since 2010. Additionally she is a member of the Federal Legislative Committee for the Career Education Colleges and Universities (CECU) and has been a member since 2014. We believe Ms. Rohmann is qualified to serve as a member of our board of directors because she has more than 35 years of higher education industry experience.

Brandon Pope, Chief Financial Officer

Brandon Pope served as Chief Financial Officer of Legacy Education, L.L.C. from June 2018 until the Reorganization and our Chief Financial Officer since the Reorganization. From October 2017 until June 2018, he served as Controller of Squar Milner, an accounting and advisory firm, and from December 2014 until April 2017, he served as Senior Vice President, Corporate Controller of International Education Corporation, a provider of career education. From January 2014 until October 2017, Mr. Pope also served as Principal of Pope Consulting Group, LLP, and from 2008 until 2014 he served in various capacities including Vice President, Chief Accounting Officer and Vice President, Corporate Controller at Bridgepoint Education, Inc., a higher education company. Mr. Pope also previously served as Assistant Vice President, Assistant Controller of Corinthian Colleges, Inc.; Assistant Controller of Stater Bros. Markets; and Senior Manager of Financial Reporting and Control, Manager of Financial Reporting and Senior Accountant at Ingram Micro, Inc. Mr. Pope is a certified public account in the state of California, and received his Bachelor of Science in Business Administration and MBA from the University of Phoenix.

Ragheb Milad, Chief Academic Officer

Dr. Ragheb Milad has served as our Chief Academic Officer since June 2021. From January 2019 to January 2021, Dr. Milad served as the Corporate Director of Education for Legacy Education and Campus President of HDMC’s Lancaster, California campus, and from January 2014 to January 2018 he served as the Director of Academics for HDMC. Dr. Milad also served as an instructor from in both the Vocational Nursing and Ultrasound Technician Programs for HDMC from 2011 to 2014. During his roles as Director of Academics and Corporate Director of Legacy Education, Dr. Milad developed many of Legacy Education’s existing programs. In addition, from 2008 to July 2021, Dr. Milad served as the Sales Director of 3D Diagnostix, a dental computer guided surgery company. In July 2021, he co-founded ITX PROS, a digital dentistry company that supports dentist with dental implant cases, and since its inception he has served as a member of the board of directors of ITX PROS. Dr. Milad also serves as a member on the Board of St. Athanasius and St. Cyril Theological School, a Coptic Orthodox theological school since 2015. Furthermore, from 2008 to 2011 Dr. Milad was a practicing physician in Cairo Egypt. He graduated from Ain Shams University in Cairo, Egypt from the Faculty of Medicine where he received his Medical Degree.

Gerald Amato, Director

Gerald Amato has served as our director since the Reorganization. Since March 2014, Mr. Amato has served as the President of Amato and Partners, LLC, a full-service investor relations advisory firm. Mr. Amato received a Bachelor of Science in Finance from St. Francis College. We believe Mr. Amato is qualified to serve as a member of our board of directors because of his investor relations experience.

Blaine Faulkner, Director

Blaine Faulkner has served as our director since December 2023. Since December 2022, Mr. Faulkner has served as the CFO of Lightfully Behavioral Health, a mental healthcare treatment provider with multiple locations throughout California. From July 2018 to July 2022, Mr. Faulkner served as the CFO of Alsana, an eating disorder treatment provider. In addition, from 2012 to 2017, Mr. Faulkner served as the CEO and President of First Health Group Corp. Mr. Faulkner also serves as an Advisory Board Member for the Lamden School of Accountancy at San Diego State University, where he graduated with a Bachelor’s degree in Business Administration with an emphasis in accounting. Mr. Faulkner also received an MBA from the University of San Diego. Mr. Faulkner is a CPA (inactive) and spent seven years with Ernst & Young. We believe Mr. Faulkner is qualified to serve as a member of our board of directors because of his over 30 years of executive experience, broad understanding of business management and significant accounting experience.

Peggy Tiderman, Director

Peggy Tiderman has served as our director since December 2023. Since 2017, Ms. Tiderman has served as the Co-Founder and Executive Leadership Coach of Streamlined Coaching, a leadership development and coaching firm with a focus on operational effectiveness and efficiencies. From December 2011 to August 2020, Ms. Tiderman served as a Commissioner of the Accrediting Council for Continuing Education and Training (ACCET), an institutional accreditation provider for non-collegiate continuing education and training organizations. Ms. Tiderman received an associates of applied science in business from the Community College of Beaver Country. We believe Ms. Tiderman is qualified to serve as a member of our board of directors because she has over 27 years of experience in the private post-secondary educational sector.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Arrangements between Officers and Directors

Except as set forth in this Annual Report on Form 10-K, to our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person pursuant to which such officer or director was selected to serve as an officer or director of the Company.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Committees of Our Board of Directors

Our board of directors directs the management of our business and affairs, as provided by Nevada law, and conducts its business through meetings of the board of directors and its standing committees. We have a standing audit committee, compensation committee and nominating and corporate governance committee. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.

Audit Committee.

The audit committee is appointed by the Board to assist the Board in its duty to oversee the Company’s accounting, financial reporting and internal control functions and the audit of the Company’s financial statements. The role of the audit committee is to oversee management in the performance of its responsibility for the integrity of the Company’s accounting and financial reporting and its systems of internal controls, the performance and qualifications of the Company’s independent auditor, including the auditor’s independence, the performance of the Company’s internal audit function; and the Company’s compliance with legal and regulatory requirements.

Our audit committee consists of Blaine Faulkner, who serves as chair. We intend to rely on the phase-in provisions of Rule 10A-3 of the Exchange Act and the NYSE American transition rules applicable to companies completing an initial listing, and we plan to have an audit committee comprised of a majority of independent members within 90 days after our listing date and an audit committee comprised of entirely of at least three directors that are independent for purposes of serving on an audit committee within one year after our listing date. Our board of directors has affirmatively determined that each of meet the definition of “independent director” under NYSE American rules, and that they meet the independence standards under Rule 10A-3. Each member of our audit committee meets the financial literacy requirements of the NYSE American rules. In addition, our board of directors has determined that Blaine Faulkner qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our board of directors has adopted a written charter for the audit committee, which is available on our website at www.legacyed.com.

Nominating and Corporate Governance Committee.

Our nominating and corporate governance committee is responsible for, among other things:

●	identifying individuals qualified to become members of our board of directors and recommending director candidates for election or re-election to our board of directors;

●	maintaining oversight of our board of directors and our governance functions and effectiveness;

●	considering and making recommendations to our board of directors regarding board size and composition, committee composition and structure and procedures affecting directors, and each director’s independence;

●	establishing standards for service on our board of directors; and

●	advising the board of directors on candidates for our executive offices, and conducting appropriate investigation of such candidates.

Our nominating and corporate governance committee consists of Blaine Faulkner and Gerald Amato, with Blaine Faulkner serving as chair. We intend to rely on the NYSE American transition rules applicable to companies completing an initial listing, and we plan to have a nominating and corporate governance committee comprised of a majority of independent members within 90 days after our listing date and a nominating and corporate governance committee comprised entirely of independent directors within one year after our listing date. Our board of directors adopted a written charter for the nominating and corporate governance committee, which is available on our website at www.legacyed.com.

Compensation Committee.

The compensation committee is responsible for reviewing and recommending, among other things:

●	the adequacy and form of compensation of the board;

●	the compensation of Chief Executive Officer, including base salary, incentive bonus, stock option and other grant, award and benefits upon hiring and on an annual basis;

●	the compensation of other senior management upon hiring and on an annual basis; and

●	our incentive compensation and other equity-based plans and recommending changes to such plans to our board of directors, when necessary.

Our compensation committee consists of Blaine Faulkner and Gerald Amato, with Blaine Faulkner serving as chair. We intend to rely on the NYSE American transition rules applicable to companies completing an initial listing, and we plan to have a compensation committee comprised of a majority of independent members within 90 days after our listing date and a compensation committee comprised entirely of independent directors within one year after our listing date. Our board of directors adopted a written charter for the compensation committee, which is available on our website at www.legacyed.com.

Board Diversity Matrix

Our nominating and corporate governance committee is committed to promoting diversity on our board of directors. We have surveyed our current directors and asked each director to self-identify their race, ethnicity, and gender using one or more of the below categories. The results of this survey are included in the matrix below.

Board Diversity Matrix (As of September 26, 2024)
Total Number of Directors	4

Part I: Gender Identity	Female	Male	Non-Binary	Did Not Disclose Gender
Directors	2	2	-	-
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	-	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	2	2	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-	-	-	-
Did Not Disclose Demographic Background	-	-	-	-

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is filed as an exhibit to this Annual Report on Form 10-K and is posted on our website, www.legacyed.com. We intend to post on our website all disclosures that are required by law or NYSE American rules concerning any amendments to, or waivers from, any provision of the code.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years ended June 30, 2024 and 2023:

Name and Principal Position	Year	Salary ($)	Stock Option Award	Bonus ($)	Total ($)
LeeAnn Rohmann	2024	$295,769	$317,989	$369,683	$983,441
Chief Executive Officer	2023	275,000		275,000	550,000

Brandon Pope	2024	$228,116	$288,007	$168,750	$684,873
Chief Financial Officer	2023	211,000		150,000	361,000

Ragheb Milad	2024	$212,908	$282,230	$157,500	$652,638
Chief Academic Officer	2023	204,615		120,000	324,615

Employment Agreements

LeeAnn Rohmann Employment Agreement

On July 1, 2023, we entered into an employment agreement with LeeAnn Rohmann (the “Rohmann Employment Agreement. Pursuant to the Rohmann Employment Agreement, Ms. Rohmann shall receive a base salary of $275,000 per annum. In addition, Ms. Rohmann shall be entitled to participate in employee benefit plans such as medical, vision, basic life and dental insurance. The Rohmann Employment Agreement may be terminated by the Company without cause upon 30 days prior written notice to Ms. Rohmann or immediately for cause. In addition, Ms. Rohmann may terminate her employment at any time without cause upon 30 days prior written notice to the Company. Furthermore, the Rohmann Employment Agreement will terminate upon Ms. Rohmann’s death. Upon termination of the Rohmann Employment Agreement, Ms. Rohmann shall receive all sums due to her under the Employment Agreement as compensation or expense reimbursements.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended June 30, 2024. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2024.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Gerald Amato	$18,000	-	$100,000	-	-		$118,000
Peggy Tiderman	$4,500	-	$100,000	-	-		$104,500
Blaine Faulkner	$4,500	-	$100,000	-	-	-	$104,500

Outstanding Equity Awards at June 30, 2024

The following table sets forth information concerning outstanding equity awards held by our named executive officers as of June 30, 2024.

	Option Awards
	Number of Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
LeeAnn Rohmann	173,008	173,008	$3.74	4/1/2034
Brandon Pope	50,000	50,000	1.80	6/18/2028
Brandon Pope	156,696	156,696	$3.74	4/1/2034
Ragheb Milad	153,553	153,553	3.74	4/1/2034

Amended and Restated 2021 Equity Incentive Plan

On September 19, 2024, we adopted the Legacy Education Inc. Amended and Restated 2021 Equity Incentive Plan (the “2021 Plan”) which has been approved by our stockholders.

The 2021 Plan provides for grants of incentive stock options (“ISO”), nonstatutory stock options (“NQSO”), stock appreciation rights (“SARs”), restricted stock, stock units, and other equity-based awards. Directors, officers and other employees of ours and our subsidiaries, as well as others performing consulting or advisory services for us, are eligible for grants under the 2021 Plan.

The purpose of the 2021 Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards through their acquisition of a proprietary interest in our long-term success. Set forth below is a summary of the material terms of the 2021 Plan.

Background and Purpose of the 2021 Plan. The purpose of the 2021 Plan is to promote our long-term success and the creation of stockholder value by:

●	Offering selected service providers an opportunity to acquire an interest in the success of the Company;

●	Encouraging selected service providers to continue to provide services to the Company and attract new service providers with outstanding qualifications; and

●	Further aligning participants’ interests with the interests of our stockholders through the award of equity compensation grants which increases their interest in the Company.

The 2021 Plan permits the grant of the following types of equity-based incentive awards: (i) stock options (which can be either ISOs or NQSOs), (ii) SARs, (iii) restricted stock, (iv) stock units, and (v) other equity awards. The vesting of equity awards can be based on either continuous service and/or performance goals. Awards are evidenced by a written agreement between the participant and the Company.

Eligibility to Receive Awards. Our employees, consultants and board members and certain of our affiliated companies are eligible to receive awards under the 2021 Plan. The 2021 Plan Committee determines, in its discretion, the selected participants who will be granted awards under the 2021 Plan. Provided that the board affirmatively acts to implement such a process, the 2021 Plan also provides that non-employee directors may elect to receive stock grants or stock units (which would be issued under the 2021 Plan) in lieu of fees that would otherwise be paid in cash.

Shares Subject to the 2021 Plan. The maximum number of common shares that can be issued under the 2021 Plan is 2,000,000 shares. The number of common shares available for grant under the 2021 Plan will be automatically increased on the thirtieth (30th) day of June of each calendar year beginning with the first June 30 following the effective date and ending with the last June 30 during the initial ten-year term of the 2021 Plan, equal to the lesser of (i) 5% of the outstanding common shares of the Company on a fully diluted basis (including all outstanding common shares of the Company (on an as-converted basis)) and assuming all outstanding options and warrants have been fully exercised on the final day of the immediately preceding calendar year and (ii) some lesser number of common shares of the Company as determined by our board. A share that is issued pursuant to 2021 Plan award shall count as the issuance of one share and thereby reduce the remaining number of shares available for future issuance under the 2021 Plan. The shares underlying forfeited, cancelled, exchanged, surrendered, or or terminated awards (without payment of consideration), or unexercised awards shall not become available again for issuance under the 2021 Plan. Notwithstanding the foregoing, common shares of the Company surrendered or withheld as payment of either the exercise price of an award (including common shares of the Company underlying a SAR that are retained by the Company to account for the exercise price of such SAR) and/or withholding taxes in respect of an award shall not be counted against the share limit (and ISO limit if the award is an ISO). Common shares of the Company subject to “employment inducement” awards shall not count toward the share limit. Substitute awards shall also not count against the share limit, nor shall common shares of the Company subject to a substitute award again be available for awards under the 2021 Plan. In addition, to the extent an award is denominated in common shares of the Company, but paid or settled in cash, the gross number of settled common shares of the Company with respect to which such payment or settlement is made shall again be available for grants of awards pursuant to the 2021 Plan and shall not be counted against the share limit (and ISO limit if the award is an ISO). In addition, whether or not a SAR is settled with any common shares of the Company, the gross number of common shares of the Company subject to the exercise and which are used for determining the benefit payable under the SAR shall be counted against the share limit, regardless of the number of common shares of the Company actually issued to the participants upon such exercise. For the avoidance of doubt, to the extent an option is exercised via a cashless exercise or net exercise or is not otherwise fully settled with common shares of the Company, then the number of common shares of the Company actually issued to the participant upon such exercise shall be counted against the share limit (and shall also be counted against the ISO limit if the option being exercised is an ISO). No fractional shares may be issued under the 2021 Plan.

Administration of the 2021 Plan. The 2021 Plan will be administered by our board or a committee or committees appointed by our board, acting as the 2021 Plan Committee. Our board or the 2021 Plan Committee may also appoint one or more separate committees of the board, each that is composed of one or more directors of the Company who need not qualify as a “Non-Employee Directors” under Rule 16b-3 of the Exchange Act, that may administer the 2021 Plan with respect to selected service providers who are not Section 16 Persons, may grant awards under the 2021 Plan to such selected service providers and may determine all terms of such awards. In addition, to the extent permitted by applicable law, our board may also appoint a committee, composed of one or more officers of the Company, that may authorize awards to employees (who are not Section 16 Persons) within parameters specified by the Board and consistent with any limitations imposed by applicable law. Subject to the terms of the 2021 Plan, the 2021 Plan Committee has the sole discretion, among other things, to:

●	Select the individuals who will receive awards;
●	Determine the terms and conditions of awards (for example, performance conditions, if any, and vesting schedule, if any);
●	Correct any defect, supply any omission, or reconcile any inconsistency in the 2021 Plan or any award agreement;
●	Accelerate the vesting, extend the post-termination exercise term or waive restrictions of any awards at any time and under such terms and conditions as it deems appropriate, subject to the limitations set forth in the 2021 Plan;
●	Permit or deny, in its discretion, a participant’s request transfer an award;
●	Permit or require, in its discretion, a participant to use cashless exercise, net exercise and/or share withholding with respect to the payment of any exercise price and/or applicable tax withholding;
●	Interpret the provisions of the 2021 Plan and any award agreements;
●	Make all other decisions relating to the operation of the 2021 Plan;
●	Make such modifications to the 2021 Plan as are necessary to effectuate the intent of the 2021 Plan as a result of any changes in the income tax, accounting, or securities law treatment of participants and the 2021 Plan;
●	Make such modifications to the Plan as are necessary to effectuate the intent of the Plan as a result of any changes in the income tax, accounting, or securities law treatment of participants and the Plan; and
●	Grant awards to selected service providers who are foreign nationals on such terms and conditions different from those specified in the 2021 Plan.

Awards may be subject to any policy that the Board may implement on the recoupment of compensation (referred to as a “clawback” policy). The members of the Board, the 2021 Plan Committee and their delegates shall be indemnified by the Company to the maximum extent permitted by applicable law for actions taken or not taken regarding the 2021 Plan. In addition, the 2021 Plan Committee may use the 2021 Plan to issue shares under other plans or sub-plans as may be deemed necessary or appropriate, such as to provide for participation by non-U.S. employees and those of any of our subsidiaries and affiliates.

Types of Awards.

Stock Options. A stock option is the right to acquire common shares at a fixed exercise price over a fixed period of time. The 2021 Plan Committee will determine, among other terms and conditions, the number of shares covered by each stock option and the exercise price of the shares subject to each stock option, but such per share exercise price will not be less than the fair market value of a common share on the date of grant of the stock option. The fair market value of a common share for the purposes of pricing our awards shall be equal to the regular session closing price for our shares as reported by the NYSE American on the date of determination. Stock options may not be repriced or exchanged without stockholder approval, and no re-load options may be granted under the 2021 Plan.

Stock options granted under the 2021 Plan may be either ISOs or NQSOs. To the extent the applicable award agreement has no such designation, the option shall be a NQSO. At the discretion of the 2021 Plan Committee, ISOs may be granted only to an employee of the Company, its “parent corporation” (as such term is defined in Section 424(e) of the Code) or a subsidiary of the Company. As required by the Code and applicable regulations, ISOs are subject to various limitations not imposed on NQSOs. For example, the exercise price for any ISO granted to any employee owning more than 10% of our common shares may not be less than 110% of the fair market value of a common share on the date of grant, and such ISO must expire no later than five years after the grant date. The aggregate fair market value (determined at the date of grant) of common shares subject to all ISOs held by a participant that are first exercisable in any single calendar year cannot exceed $100,000. ISOs may not be transferred other than upon death, or to a revocable trust where the participant is considered the sole beneficiary of the stock option while it is held in trust. In order to comply with Treasury Regulation Section 1.422-2(b), the 2021 Plan provides that no more than 2,000,000 shares may be issued pursuant to the exercise of ISOs. The number of common shares that shall be issued pursuant to the exercise of ISOs under the Plan will be automatically increased on the thirtieth (30th) day of June of the calendar year beginning with the first June 30 following the effective date and ending with the last June 30 during the initial ten-year term of the 2021 Plan, equal to the lesser of (A) five percent (5%) of the common shares on a fully diluted basis (including all outstanding common shares (on an as-converted basis)) and assuming all outstanding options and warrants have been fully exercised on the final day of the immediately preceding calendar year; (B) such lesser number of common shares as determined by our board; and (C) 10,000,000.

A stock option granted under the 2021 Plan generally cannot be exercised until it becomes vested. The 2021 Plan Committee establishes the vesting schedule of each stock option at the time of grant. The maximum term for stock options granted under the 2021 Plan may not exceed ten years from the date of grant although the 2021 Plan Committee may establish a shorter period at its discretion. The exercise price of each stock option granted under the 2021 Plan must be paid in full at the time of exercise, either with cash, or through a broker-assisted “cashless” exercise and sale program, or net exercise, or through another method approved by the 2021 Plan Committee. The optionee must also make arrangements to pay any taxes that we are required to withhold at the time of exercise.

SARs. A SAR is the right to receive, upon exercise, an amount equal to the the fair market value of the shares on the date of the SAR’s exercise over the aggregate base price of the shares covered by the exercised portion of the SAR. (which shall be no less than 100% of the fair market value of the related share on the date of grant except with respect to outstanding SARs being assumed or SARs being granted in exchange for cancellation of SARs granted by another issuer as provided under the 2021 Plan or with respect to SARs that are otherwise exempt from or compliant with Section 409A of the Code) multiplied by the number of shares in respect of which the SAR is being exercised. The 2021 Plan Committee determines the terms of SARs, including the base price (provided that such per share base price generally will not be less than the fair market value of a common share of on the date of grant), the vesting and the term of the SAR. The maximum term for SARs granted under the 2021 Plan may not exceed ten years from the date of grant, subject to the discretion of the 2021 Plan Committee to establish a shorter period. Settlement of a SAR may be in common shares or in cash, or any combination thereof, as the 2021 Plan Committee may determine. SARs may not be repriced or exchanged without stockholder approval. In the event of a participant’s termination of employment or service, the holder of a SAR may exercise his or her SAR for such period of time as specified in his or her SAR agreement.

Restricted Stock. A restricted stock award is the grant of common shares to a participant and such shares may be subject to a substantial risk of forfeiture until specific conditions or goals are met. The 2021 Plan Committee also will determine any other terms and conditions of an award of restricted stock. In determining whether an award of restricted stock should be made, and/or the vesting schedule for any such award, the 2021 Plan Committee may impose whatever conditions to vesting it determines to be appropriate. During the period of vesting, the participant will not be permitted to transfer the restricted shares but will generally have voting and dividend rights (subject to vesting) with respect to such shares, unless otherwise provided in the award agreement.

Stock units. Stock units are the right to receive an amount equal to the fair market value of the shares covered by the stock units at some future date after the grant. The 2021 Plan Committee will determine all of the terms and conditions of an award of stock units, including the vesting period. Upon each vesting date of a stock unit, participant will become entitled to receive an amount equal to the number of shares indicated in the grant notice, or, if expressed in dollar terms, the fair market value of the shares on the settlement date. Payment for vested stock units may be in common shares or in cash, or any combination thereof, as the 2021 Plan Committee may determine. Settlement of vested stock units will generally occur at or around the time of vesting but the 2021 Plan Committee may permit a participant to defer such compensation until a later point in time. Stock units represent an unfunded and unsecured obligation for us, and a holder of a stock unit has no rights other than those of a general creditor.

Other Equity-Based Awards. The 2021 Plan also provides that other equity awards, which derive their value from the value of our shares or from increases in the value of our shares, may be granted. Substitute awards may be issued under the 2021 Plan in assumption of or substitution for or exchange for awards previously granted by an entity which we (or an affiliate) acquire.

Limited Transferability of Awards. Awards granted under the 2021 Plan generally are not transferrable other than by will or by the laws of descent and distribution. However, the 2021 Plan Committee may in its discretion permit the transfer of awards other than ISOs. Generally, where transfers are permitted, they will be permitted only by gift to a member of the participant’s immediate family or to a trust or other entity for the benefit of the participant and/or member(s) of his or her immediate family.

Termination of Employment, Death or Disability. The 2021 Plan generally determines the effect of the termination of employment on awards, which determination may be different depending on the nature of the termination, such as terminations due to cause, resignation, death, or disability and the status of the award as vested or unvested, unless the award agreement or a participant’s employment agreement or other agreement provides otherwise.

Dividends and Dividend Equivalents. Any dividends or dividend equivalents distributed in the form of shares under the 2021 Plan will count against the 2021 Plan’s maximum share limit. The 2021 Plan also provides that dividend equivalents will not be paid or accrue on unexercised stock options or unexercised SARs. Dividends and dividend equivalents that may be paid or accrue with respect to unvested awards shall be subject to the same vesting conditions as the underlying award and shall only be distributed to the extent that such vesting conditions are satisfied.

Adjustments upon Changes in Capitalization.

In the event of the following actions:

●	stock split of our outstanding common shares;
●	stock dividend;
●	dividend payable in a form other than shares in an amount that has a material effect on the price of the shares;
●	consolidation;
●	combination or reclassification of the shares;
●	recapitalization;
●	spin-off; or
●	other similar occurrences,

Then the following shall each be equitably and proportionately adjusted by the 2021 Plan Committee:

●	then the following shall each be equitably and proportionately adjusted by the 2021 Plan Committee:
●	maximum number of shares that can be issued under the 2021 Plan (along with the ISO share issuance limit);
●	number and class of shares issued under the 2021 Plan and subject to each award;
●	exercise prices of outstanding awards; and
●	number and class of shares available for issuance under the 2021 Plan.

Change in Control. The 2021 Plan provides that, unless otherwise determined by the 2021 Plan Committee and evidenced in an award agreement, in the event that (a) a change in control occurs; and (b) a participant is employed by, or otherwise providing services to, the Company or any of its affiliates immediately prior to the consummation of such change in control, then upon consummation of the change in control, the 2021 Plan Committee, in its sole and absolute discretion, may: (i) provide that any unvested or unexercisable portion of any award carrying a right to exercise become fully vested and exercisable and (ii) cause the restrictions, deferral limitations, payment conditions and forfeiture conditions applicable to an award granted under the 2021 Plan to lapse and such awards shall be deemed fully vested and any performance conditions imposed with respect to such awards shall be deemed to be fully achieved at target performance levels. If the 2021 Plan Committee determines in its discretion to accelerate the vesting of options or SARs in connection with a change in control, the 2021 Plan Committee shall also have discretion in connection with such action to provide that all options and/or SARs outstanding immediately prior to such change in control shall expire on the effective date of such change in control. Notwithstanding the foregoing, in the event that a participant’s employment or service is terminated without cause within twenty-four (24) months following a change in control, the time-vesting portion of any award granted to such participant shall accelerate and vest in full, and the performance-vesting portion of any such award shall vest at target level, in each case upon the date of termination of employment or service of such participant.

Term of the 2021 Plan. The 2021 Plan is in effect until September 19, 2034 or until earlier terminated by the Board. Outstanding awards shall continue to be governed by their terms after the termination of the Plan.

Governing Law. The 2021 Plan shall be governed by the laws of the state of Nevada except for conflict of law provisions.

Amendment and Termination of the 2021 Plan. The Board generally may amend or terminate the 2021 Plan at any time and for any reason, except that it must obtain stockholder approval of material amendments to the extent required by applicable laws, regulations or rules but no such amendment or termination shall be made that would impair the rights of a participant under any award without such participant’s consent. The board shall obtain approval of the Company’s stockholders for any amendment that would require such approval in order to satisfy the requirements of any rules of the stock exchange on which the Company’s shares are traded or other applicable law. Except as otherwise specifically provided in the 2021 Plan, the 2021 Plan Committee may amend the terms of any award, prospectively or retroactively, provided, however, that no such amendment shall materially impair the rights of any participant without his or her consent.

We also issued to LeeAnn Rohmann, our Chief Executive Officer, options to purchase 250,000 shares of our common stock upon completion of our initial public offering with an exercise price equal to the initial public offering price and which shall vest over a period of three (3) years in equal monthly installments with the first tranche vesting on the one month anniversary of the closing date of our initial public offering.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock at September 26, 2024,by:

●	each of our directors;

●	each of our named executive officers;

●	all of our current directors and executive officers as a group; and

●	each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock.

The number of shares of our common stock beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of September 26, 2024, through the exercise of any stock option, warrants or other rights.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person. The percentage of shares beneficially owned is computed on the basis of 11,867,162 shares of our common stock outstanding as of September 26, 2024.

Unless otherwise noted, the address of each holder listed below, except as otherwise indicated, is Legacy Education Inc., 701 W Avenue K, Suite 123, Lancaster, CA 93534.

Name	Shares of Common Stock Beneficially Owner		Percentage
Directors and Named Executive Officers
LeeAnn Rohmann	1,080,021	(1)	9.35%
Brandon Pope	206,696	(2)	1.79%
Ragheb Milad	153,553	(3)	1.33%
Gerald Amato	310,577	(4)	2.68%
Blaine Faulkner	91,577	(5)	*%
Peggy Tiderman	10,577	(6)	*%
All Directors and Named Executive Officers as a group (6 persons)	1,853,001		16.04%
5% or Greater Shareholders
Michael Garnick	944,354	(7)	8.31%
RMH Consultants, Inc. (8)	645,873		5.68%
Robert Appel (8)(9)	729,207	(10)	6.42%
Robert D. deRose & Susan deRose Family Trust DTD 11/18/1986 (11)	1,077,974		9.08%
Robert deRose & Susan deRose (11)(12)	1,187,448	(13)	10.00%

* Represents beneficial ownership of less than 1%.

(1)	Represents (i) 893,123 shares of common stock and (ii) 173,008 shares of common stock issuable upon exercise of options. Excludes options to purchase up to 236,110 shares of common stock which are subject to vesting.

(2)	Represents 206,696 shares of common stock issuable upon exercise of options.

(3)	Represents 153,553 shares of common stock issuable upon exercise of options.

(4)	Represents (i) 76,000 shares of common stock held by Mr. Amato and (ii) 234,577 common stock issuable upon exercise of options. Excludes options to purchase up to 43,830 shares of common stock are subject to vesting.

(5)	Represents (i) 81,000 shares of common stock held through Faulkner Family Trust DTD 2/11/1999 and (ii) 10,577 shares of common stock issuable upon exercise of options. Excludes options to purchase up to 43,830 shares of common stock which are subject to vesting.

(6)	Represents 10,577 shares of common stock issuable upon exercise of options. Excludes options to purchase 43,830 shares of common stock which are subject to vesting.

(7)	Includes (i) 944,354 shares of the Company’s common stock held by Mr. Garnick . Does not include 75,000 shares of the Company’s common stock held by Mr. Garnick’s spouse, of which Mr. Garnick disclaims beneficial ownership.

(8)	Robert Appel is the investment manager of RMH Consultants, Inc. and in such capacity has the right to vote and dispose of the securities held by such entity.

(9)	Robert Appel is the investment manager of RMA Investments Inc. and in such capacity has the right to vote and dispose of the securities held by such entity.

(10)	Represents (i) 645,873 shares of common stock held by RMH Consultants, Inc. and (ii) 83,334 shares of common stock held by RMA Investments Inc.

(11)	Robert deRose and Susan deRose are the co-trustees of the Robert D. deRose & Susan deRose Family Trust DTD 11/18/1986 and in such capacity have the right to vote and dispose of the securities held by such trust. The address of the Robert D. deRose & Susan deRose Family Trust DTD 11/18/1986 is P.O. Box 8167, Ranch Santa Fe, CA 92067.

(12)	Robert deRose and Susan deRose are the co-trustees of the Allison M. deRose Trust DTD 5/29/1991 and in such capacity have the right to vote and dispose of the securities held by such trust. The address of the Allison M. deRose Trust DTD 5/29/1991 is P.O. Box 8167, Ranch Santa Fe, CA 92067.

(13)	Represents (i) 1,077,974 shares of common stock held by the Robert D. deRose & Susan deRose Family Trust DTD 11/18/1986, (ii) 98,370 shares of common stock held by the Allison M. deRose Trust DTD 5/29/1991 and (iii) 11,104 shares of common stock issuable upon exercise of options held by Robert deRose. Excludes options to purchase up to 38,896 shares of common stock which are subject to vesting.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of June 30, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	1,825,171	(1)	$3.26	893,656	(2)
Equity compensation plans not approved by security holder	-		-	-
Total	1,825,171	(1)	3.26	893,656	(2)

(1) This number includes the following: 1,825,171 shares subject to outstanding options granted under the 2021 Plan,

(2) This number represents shares available for issuance under the 2021 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended June 30, 2024 and June 30, 2023 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Gerald Amato, a director of the Company was paid $78,000 and $83,000 in consulting fees for the years ended June 30, 2024 and 2023, respectively. For the period July 1, 2024 through the date of this Annual Report on Form 10-K, Mr. Amato was paid $13,000.

Peggy Tiderman, a director of the Company was paid $132,988 in consulting fees for the year ended June 30, 2024. For the period July 1, 2024 though the date of this Annual Report on Form 10-K, Ms. Tiderman was paid $17,300.

As of June 30, 2024 and 2023, the Company has a balance due from LeeAnn Rohmann, the Chief Executive Officer and Chairman of the Board of Director, totaling $0 and $69,975. The amount was include in related part receivable on the balance sheet.

Related Party Transaction Policy

We have adopted a related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements, or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director, director nominee, or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our board of directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant shareholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our code of business conduct and ethics, our employees and directors will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our audit committee, or other independent body of our board of directors, will take into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to us;
●	the impact on a director’s independence in the event that the related person is director, immediate family member of a director or an entity with which a director is affiliated;
●	the availability of other sources for comparable services or products; and the availability of other sources for comparable services or products; and
●	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our audit committee, or other independent body of our board of directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our audit committee, or other independent body of our board of directors, determines in the good faith exercise of its discretion.

Independence of the Board of Directors

Our board of directors undertook a review of the independence of our directors and considered whether any director has a relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our board of directors has affirmatively determined that Blaine Faulkner and Gerald Amato are each an “independent director,” as defined under NYSE American rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal year ended June 30, 2024 and June 30, 2023 by L J Soldinger Associates, LLC:

	2024	2023

Audit fees	$359,330	$282,510
Audit related fees	-	-
Tax fees	40,755	42,280
All other fees	-	-
Total	$400,085	$324,796

Audit Fees: Audit fees consist of fees billed for the professional services rendered to us for the audit of our annual consolidated financial statements for the years ended June 30, 2024 and 2023, reviews of the quarterly financial statements during the periods, the issuance of consent and comfort letters in connection with registration statement filings, and all other services that are normally provided by the accounting firm in connection with statutory and regulatory filings and engagements.

Audit-Related Fees: Fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit of the financial statements.

Tax Fees: Fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees: All other fees billed by the auditor for products and services not included in the foregoing categories.

Approval Policies and Procedures

In accordance with Sarbanes-Oxley, our audit committee charter requires the Audit Committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The Audit Committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the Audit Committee must report to the full Audit Committee at the next audit committee meeting all items pre-approved by such delegated members.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)
3.3	Certificate of Merger filed with the California Secretary of State on September 3, 2021 (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)
4.2	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)
10.1	Investor Rights Agreement among Legacy Education Inc. and certain investors (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)
10.2	Amended and Restated Stockholder Agreement among Legacy Education Inc. and its stockholders (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)
10.3+	Amended and Restated 2021 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)
10.4	December 30, 2019 Note (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)
10.5+	Employment Agreement between the Company and LeeAnn Rohmann effective as of July 1, 2023 (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)
10.6	Commercial Multi-Tenant Lease dated January 14, 2016 between Syndcore Holdings LLC and Legacy Education, L.L.C. (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)
10.7	Multi-Tenant Office Lease dated January 17, 2018 between TV Phase One, LLC and Legacy Education, L.L.C. (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)
10.8	Form of Registration Rights Agreement by and between the Company and the Shareholders (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)
14.1*	Code of Business Conduct and Ethics
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1.1 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)
23.1*	Consent of LJ Soldinger Associates, LLC
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1*	Legacy Education Inc. Clawback Policy
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2024 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan or arrangement.

# Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because such information is both not material and is the type that the Company treats as private or confidential.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of October, 2024.

LEGACY EDUCATION INC.

/s/ LeeAnn Rohmann
LeeAnn Rohmann
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints LeeAnn Rohmann as his or her attorney-in-fact, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LeeAnn Rohmann	Chief Executive Officer and Chairman of the Board of Directors	October 1, 2024
LeeAnn Rohmann	(Principal Executive Officer)

/s/ Brandon Pope	Chief Financial Officer	October 1, 2024
Brandon Pope	(Principal Financial and Accounting Officer)

/s/ Gerald Amato	Director	October 1, 2024
Gerald Amato

/s/ Blaine Faulkner	Director	October 1, 2024
Blaine Faulkner

/s/ Peggy Tiderman	Director	October 1, 2024
Peggy Tiderman

