Form 10-Q
period 2024-09-30
Legacy Education Inc.
filed 2024-11-14
CIK 1836754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission File Number: 001-42283

LEGACY EDUCATION INC.

(Exact name of registrant as specified in its charter)

Nevada	84-5167957
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

701 W Avenue K, Suite 123 Lancaster, CA	93534
(Address of principal executive offices)	(Zip Code)

(661) 940-9300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	LGCY	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of November 12, 2024 was 12,244,162.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains certain forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “believes,” “will,” “expects,” “anticipates,” “estimates,” “predicts,” “potential,” “continues” “intends,” “plans” and “would” or the negative of these terms or other comparable terminology. For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, and plans are all forward-looking statements. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	compliance with the extensive existing regulatory framework applicable to our industry or our failure to timely obtain and maintain regulatory approvals and accreditation;

●	compliance with continuous changes in applicable federal laws and regulations including pending rulemaking by the U.S. Department of Education;

●	the effect of current and future Title IV Program regulations arising out of negotiated rulemakings, including any potential reductions in funding or restrictions on the use of funds received through Title IV Programs;

●	successful updating and expansion of the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;

●	uncertainties regarding our ability to comply with federal laws and regulations regarding the 90/10 Rule and cohort default rates;

●	successful implementation of our strategic plan;

●	our inability to maintain eligibility for or to process federal student financial assistance;

●	regulatory investigations of, or actions commenced against, us or other companies in our industry;

●	changes in the state regulatory environment or budgetary constraints;

●	enrollment declines or challenges in our students’ ability to find employment as a result of economic conditions;

●	maintenance and expansion of existing industry relationships and develop new industry relationships;

●	a loss of members of our senior management or other key employees;

●	uncertainties associated with opening of new campuses and closing existing campuses;

●	uncertainties associated with integration of acquired schools;

●	industry competition;

●	the effect of any cybersecurity incident; and

●	general economic conditions.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Legacy Education Inc.

(dba High Desert Medical College)

(dba Central Coast College)

(dba Integrity College of Health)

Consolidated Financial Statements for the three months ended September 30, 2024 and 2023

Legacy Education Inc.

Consolidated Balance Sheets

	September 30, 2024 (Unaudited)	June 30, 2024 *

ASSETS
Current assets
Cash and cash equivalents	$21,492,618	$10,376,149
Accounts receivable, net of $1,245,164 and $688,848 allowance for doubtful accounts as of September 30, 2024 and June 30, 2024, respectively	12,255,677	13,038,241
Prepaid expenses	963,503	1,032,325
Other receivables	140,894	140,894
Total current assets	34,852,692	24,587,609

Property and equipment, net	1,185,160	989,952
Operating lease right-of-use asset	8,370,928	3,575,369
Financing lease right-of-use asset	340,048	340,048
Intangible assets	1,053,694	1,054,947
Goodwill	1,929,326	1,929,326
Accounts receivable, long-term	1,525,250	1,381,194
Deferred income tax assets	898,000	898,000
Security deposits	425,769	416,605
Total assets	$50,580,867	$35,173,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,353,836	$3,862,895
Accrued income tax payable	295,711	1,443,335
Deferred, unearned tuition	3,792,429	2,585,747
Other current liabilities	39,737	24,201
Current portion of debt	569,002	574,244
Debt owed, related party	50,000	50,000
Current portion of financing lease	58,887	57,260
Current portion of operating lease liability	2,190,714	1,868,560
Total current liabilities	11,350,316	10,466,242

Debt, net of current portion	139,170	123,862
Financing lease, net of current portion	139,346	215,409
Other liabilities	89	905
Operating lease liability, net of current portion	6,396,058	1,947,620
Total liabilities	18,024,979	12,754,038

Commitments and contingencies

Stockholders’ equity
Preferred stock: $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value, 100,000,000 shares authorized, 11,867,149 and 9,291,149 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively	11,867	9,291
Additional paid in capital	24,229,798	16,186,251
Retained earnings	8,314,223	6,223,470
Total stockholders’ equity	32,555,888	22,419,012
Total liabilities and stockholders’ equity	$50,580,867	$35,173,050

*	Derived from audited information

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Legacy Education Inc.

Consolidated Income Statements

for the three months ended September 30, 2024 and 2023

(Unaudited)

	For the Three Months Ended September 30,
	2024	2023
Revenue
Tuition and related income, net	$14,005,091	$10,366,934

Operating expenses
Educational services	7,204,574	5,732,126
General and administrative	3,966,047	3,154,405
General and administrative – related party	81,053	42,000
Depreciation and amortization	81,141	57,859
Total costs and expenses	11,332,815	8,986,390

Operating income	2,672,276	1,380,544

Other income(expense)
Interest expenses	(29,350)	(28,266)
Interest income	260,896	143,134
Total other income	231,546	114,868

Income before income taxes	2,903,822	1,495,412
Income tax expenses	(813,069)	(425,816)
Net income	$2,090,753	$1,069,596

Net income per share
Basic net income per share	$0.22	$0.12
Diluted net income per share	$0.21	$0.11

Weighted average number of common stock outstanding
Basic weighted average shares outstanding	9,320,063	9,291,149
Diluted weighted average shares outstanding	9,817,558	9,691,149

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Legacy Education Inc.

Consolidated Statements of Changes in Stockholders’ Equity

for the three months ended September 30, 2024 and 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional paid in	Retained
	Shares	Amount	Shares	Amount	capital	Earnings	Total
Balance, June 30, 2024	-	$-	9,291,149	$9,291	$16,186,251	$6,223,470	$22,419,012

Exercise of option			76,000	76	39,444		39,520
Issuance of common stock, net of offering costs			2,500,000	2,500	7,937,072		7,939,572
Stock-based compensation					67,031		67,031
Net income						2,090,753	2,090,753
Balance, September 30, 2024	-	$-	11,867,149	$11,867	$24,229,798	$8,314,223	$32,555,888

	Preferred Stock		Common Stock		Additional paid in	Retained
	Shares	Amount	Shares	Amount	capital	Earnings	Total
Balance, June 30, 2023	-	$-	9,291,149	$9,291	$14,304,175	$1,108,618	$15,422,084
Net income						1,069,596	1,069,596
Balance, September 30, 2023	-	$-	9,291,149	$9,291	$14,304,175	$2,178,214	$16,491,680

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Legacy Education Inc.

Consolidated Statements of Cash Flows

for the three months ended September 30, 2024 and 2023

(Unaudited)

	For the Three Months Ended September 30,
	2024	2023
Cash flows provided by (used in) operating activities:
Net income	$2,090,753	$1,069,596
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non cash compensation	67,031	-
Depreciation & amortization	81,137	57,859
Deferred income tax	-	-
Provision for allowance for doubtful accounts for accounts receivable and contracts receivable	556,316	442,641
Changes in assets and liabilities:
Accounts receivable	82,193	(1,953,326)
Prepaid expenses	(208,042)	(208,700)
Other receivables	-	-
Related party receivable	-	-
Other assets	(34,133)	41,805
Accounts payable and accrued liabilities	490,941	186,428
Income tax payable	(1,147,624)	647,131
Deferred unearned tuition	1,206,682	201,183
Net cash provided by operating activities	3,185,254	484,617

Cash flows used in investing activities:
Purchases of property and equipment	(235,816)	(177,392)
Net cash used in investing activities	(235,816)	(177,392)

Cash flows provided by financing activities:
Proceeds from IPO, net of offering cost	8,216,438	-
Proceeds from exercise of options	39,520	-
Principal payment on finance lease	(56,184)	(54,614)
Principal payments on debt	(32,743)	(151,110)
Net cash provided by (used in) financing activities	8,167,031	(205,724)

Net increase cash and cash equivalents and restricted cash	11,116,469	101,501
Cash and cash equivalents and restricted cash, beginning of year	10,376,149	9,389,606
Cash and cash equivalents and restricted cash, end of year	$21,492,618	$9,491,107

Supplemental disclosure of cash flow information
Cash paid during the periods for interest	$24,052	$27,602
Cash paid during the periods for income taxes	$1,960,693	$-

Supplemental disclosure of noncash activities
Non-cash purchase of financed lease assets	$-	$340,048
Non-cash purchase of equipment	$39,275	$34,580
Prepaid expense reclassifies to offering cost	$276,866	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For The Three Months ended September 30, 2024 and 2023

(Unaudited)

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

The accompanying consolidated financial statements, and all per share information contained herein, have been retroactively adjusted to reflect the reverse stock split described in Note 12.

Note 2 – Summary of Significant Accounting Principals

Principal of Consolidation

The consolidated financial statements include the accounts of HDMC and its wholly-owned subsidiaries, CCC and Integrity. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the normal recurring adjustments necessary to present fairly the financial position and results of operations as of and for the periods presented. The interim results are not necessarily indicative of the results to be expected for the full year or any future period.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K filed on October 1, 2024, for the year ended June 30, 2024.

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

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. The Company had no long-lived asset impairments as of September 30, 2024 and June 30, 2024, respectively.

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

Disaggregation of Revenue

The tuition and related revenue consist of the following during the three months ended September 30, 2024 and 2023:

	2024	2023
Tuition and lab fees (recognized over time)	$12,120,857	9,921,049
Books, registration and other fees (recognized at a point in time)	1,884,234	445,885
Total revenue	$14,005,091	$10,366,934

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

Advertising

The Company expenses advertising cost as incurred. Advertising costs amounted to $1,166,898 and $1,093,784for the three months ended September 30, 2024, and 2023, respectively.

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

FASB ASC 820, Fair Value Measurements (“ASC 820”) establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

As of September 30, 2024 and June 30, 2024, $2.18 and $2.15 million, respectively, was maintained in a redeemable money market account bearing interest at approximately 4.88% per annum.

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

The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share for the three months ended September 30, 2024 and 2023:

	2024	2023
Numerator
Net income	$2,090,753	$1,069,596

Denominator
Weighted-average shares outstanding, basic	9,320,063	9,291,149
Dilutive impact of share-based instruments	497,495	400,000
Weighted-average shares outstanding, diluted	9,817,558	9,691,149

Net income per share
Basic	$0.22	$0.12
Diluted	$0.21	$0.11

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related earnings per share guidance for both Subtopics. The ASU will be effective for smaller reporting companies for annual reporting periods beginning after December 15, 2023 and interim periods within those annual periods and early adoption is permitted. We adopted ASU 2020-06 on July 1, 2024 and it did not have a material impact on our consolidated financial statements and related disclosures.

Note 3 - Intangible Assets

The intangibles consisted of the following as of September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024
Goodwill	$1,929,326	$1,929,326
Trade name	796,100	796,100
Accreditation	88,200	88,200
Course curriculum	198,000	198,000
Total cost of intangibles	$3,011,626	$3,011,626
Less accumulated amortization	(28,606)	(27,353)
Intangibles net	$2,983,020	$2,984,273

As of September 30, 2024 and June 30, 2024, no impairment of the Company’s goodwill, nor other intangibles with an indefinite life was required related to its previous acquisitions of CCC and Integrity. Although the ACCET accreditation has an indefinite life, the accreditation requires renewal every five years. CCC’s ACCET accreditation was most recently renewed in April 2020 and its next renewal is in April 2025. The Company recognized $1,253 in amortization expense for the three months ended September 30, 2024 and 2023. Although the Accrediting Bureau of Health Education Schools (“ABHES”) has an indefinite life, the accreditation requires renewal every five years. Integrity’s next ABHES accreditation renewal is in February 28, 2026. 100% of goodwill is expected to be deductible for federal income tax purposes and will be amortized over 15 years on a straight-line basis.

Note 4 - Property and Equipment

Property and equipment consist of the following:

	September 30, 2024	June 30, 2024
Leasehold improvements	$678,078	$561,108
Machinery and equipment	1,043,700	1,032,286
Computer equipment	848,616	704,846
Furniture, fixtures and other equipment	269,860	266,923
Total	2,840,254	2,565,163
Less accumulated depreciation and amortization	(1,655,094)	(1,575,211)
Property and equipment, net	$1,185,160	$989,952

Depreciation and amortization expense associated with property and equipment totaled $79,883 and $56,606 for the three months ended September 30, 2024 and 2023, respectively.

Note 5 – Accounts Receivable, Long-Term

TuitionFlex

The TuitionFlex Program is designed to create a flexible tuition credit program for students and families to help bridge the financial gap, all in accordance with applicable federal Truth-In-Lending regulations. Through this program, we offer payment plans to all students, regardless of financial need, for up to 5 years. The long-term portion of student receivables utilizing the Tuition Flex program was $1,525,250 and $1,381,194 as of September 30, 2024 and June 30, 2024, respectively.

Note 6 – Prepaid Expenses

The prepaid expenses consist of the following as of September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024
Books	$229,549	$199,122
Supplies and other prepaid expenses	733,954	833,203
Total prepaid expenses	$963,503	$1,032,325

Note 7 – Other Receivables

The other receivables consist of the following as of September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024
Other advance	94,454	94,454
Employee retention credit	46,440	46,440
Total other receivables	$140,894	$140,894

The Company paid $106,846 federal income taxes on behalf of a foreign investor in Legacy, and the amount due back to the Company was $94,454 as of September 30, 2024 and June 30, 2024.

During the fiscal year ended June 30, 2021, the Company applied for certain Employee Retention Credits (“ERTC”) under the CARES Act in the approximate amount of $2.9 million. The remaining balance of the ERTC receivable as of September 30, 2024 and June 30, 2024 was $46,440.

Note 8 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses as of September 30, 2024 and June 30, 20234 consist of the following:

	September 30, 2024	June 30, 2024
Accounts payable	$1,669,932	$1,532,576
Accrued payroll and payroll taxes	389,813	641,594
Accrued vacation	445,434	447,482
Accrued bonuses	1,795,113	1,200,000
Accrued other expenses	53,544	41,243
Total	$4,353,836	$3,862,895

Note 9 - Debts and Other Liabilities

(1)	Promissory Notes

The Company received $750,000 in proceeds from several creditors, including $150,000 from related parties. Under the unsecured promissory notes, the principal shall be due and payable on the earlier to occur (i) the 9-month anniversary of the first advance under each promissory note; or (ii) the completion of an initial public offering by payee (“Maturity Date”), and the promissory note shall bear interest at a monthly rate of 1% based upon the amount outstanding as of any calculation date. Interest shall be payable monthly commencing on the 15th day of each calendar month following the date funds are first advanced. The maturity dates on these promissory notes were extended to March 31, 2021. The noteholders agreed to defer the repayment of the principal balance until the completion of a future Initial Public Offering.

	September 30, 2024	June 30, 2024
Promissory note issued on November 12, 2019	$500,000	$500,000
Promissory note issued on December 30, 2019, related party	50,000	50,000
Total other debt	$550,000	$550,000

A further note issued on February 6, 2020 in the amount of $100,000 was repaid in cash in September 2023.

(2)	Equipment Loan

In January 2023, the Company entered into an equipment loan for $30,744. The note accrues interest at a rate of 6.0% per annum and requires 48 equal monthly payments. As of September 30, 2024 and June 30, 2024, the principal balance of the promissory note was $19,005 and $20,929, respectively.

In August 2023, the Company entered into an equipment loan for $35,580. The note accrues interest at a rate of 10.14% per annum and requires 48 equal monthly payments. As of September 30, 2024 and June 30, 2024, the principal balance of the promissory note was $25,789 and $27,723, respectively.

In November 2023, the Company entered into an equipment loan for $14,610. The note accrues interest at a rate of 10.72% per annum and requires 48 equal monthly payments. As of September 30, 2024 and June 30, 2024, the principal balance of the promissory note was $11,788 and $12,582, respectively.

In December 2023, the Company entered into an equipment loan for $11,920. The note accrues interest at a rate of 13.53% per annum and requires 36 equal monthly payments. As of September 30, 2024 and June 30, 2024, the principal balance of the promissory note was $8,978 and $9,853, respectively.

In February 2024, the Company entered into an equipment loan for $35,612. The note accrues interest at a rate of 8% per annum and requires 36 equal monthly payments. The first payment will be on April 1, 2024. As of September 30, 2024 and June 30, 2024, the principal balance of the promissory note was $30249 and $32,950, respectively.

In June 2024, the Company entered into an equipment loan for $48,966. The note accrues interest at a rate of 11.16% per annum and requires 48 equal monthly payments. The first payment will be on June 1, 2024. As of September 30, 2024 and June 30, 2024, the principal balance of the promissory note was $45,650 and $48,125, respectively.

In July 2024, the Company entered into an equipment loan for $39,189. The note accrues interest at a rate of 11.15% per annum and requires 48 equal monthly payments. The first payment will be on July 1, 2024. As of September 30, 2024 and June 30, 2024, the principal balance of the promissory note was $45,650 and $0, respectively.

(3)	Bank Loan

On December 31, 2019, the Company acquired Integrity, assuming its two bank loans, which are secured by all business assets of the Company.

	September 30, 2024	June 30, 2024
Bank loan #1, monthly payment $803.69, due in 110 months, effective interest rate 6.44%	$22,805	$24,447
Bank loan #2, monthly payment $5,672.86 start on November 23, 2020, due in 48 months	6,699	21,495
Total bank loans	$29,504	$45,942

Future maturities over the remaining term of total debt for (1) to (3) are as follows:

2025 (1)	$603,366
2026	67,118
2027	60,664
2028	27,024
758,172
Less: current portion (1)	(619,002)
Long-term portion of debt	$139,170

(1)	Includes $50,000 related party debt

Note 10 - Related Party Transactions

A shareholder of the Company was paid $22,500 as consulting fees in the three months ended September 30, 2024 and 2023.

A director of the Company was paid $19,500 in consulting fees in the three months ended September 30, 2024 and 2023.

A director of the Company was paid $39,053 and $25,950, respectively, in the three months ended September 30, 2024 and 2023 as consulting fees.

In December 2019, the Company received $50,000 of proceeds from a promissory note, entered into with an executive of the Company, which bears interest at the rate of 12% per annum and matures on the earlier of the nine-month anniversary of the loan or the completion of an initial public offering. The balance of this note was $50,000 as of September 30, 2024 and June 30, 2024.

Note 11 – Lease Commitments

Finance Leases

In July 2023, the Company entered into an equipment lease for $340,048. The related finance liability has an implied interest rate of 11.16% per annum and requires 5 equal annually payments on September 1, 2023. As of September 30, 2024 and June 30, 2024, the balance of the finance liability was $198,233 and $272,669, respectively.

The present value of future minimum lease payments due at September 30, 2024, was as follows:

2025	-
2026	81,459
2027	81,459
Thereafter	81,458
Total minimum payments	244,377
Less: amount representing interest	(46,144)
Present value of minimum payments	$198,233
Less: current portion	(58,887)
Long term portion	$139,346

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

June 30, 2024 are as follows:

2025	$1,786,450
2026	2,084,138
2027	1,155,836
2028	830,612
2029	847,224
After 2029	2,719,747
Total future minimum operating lease payments	9,424,007
Less: imputed interest	(837,235)
Total	8,586,772
Current portion of operating lease	2,190,714
Long term portion of operating lease	$6,396,058

Total rent expense and related taxes and operating expenses under operating leases for the three months ended September 30, 2024 and 2023 were $999,115 and $867,624, respectively.

Supplemental balance sheet information related to leases was as follows:

	September 30, 2024	June 30, 2024

Operating lease right-of-use assets	$8,370,928	$3,575,369

Operating lease liability - current	$2,190,714	$1,868,560
Operating lease liability – non-current	6,396,058	1,947,620
Total operating lease liability	$8,586,772	$3,816,180

Other supplemental information:

	For the three months ended September 30,
	2024	2023
Cash paid for operating lease	$782,273	$543,993

Note 12 – Stockholders’ Equity

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

As of September 30, 2024 and June 30, 2024, the Company had 110,000,000 shares of authorized capital, par value $0.001, of which 100,000,000 shares are designated as common stock, and 10,000,000 shares are designated as preferred stock, which have liquidation preference over the common stock and are non-voting.

Equity Transactions

On September 27, 2024, the Company completed its initial public offering of 2,500,000 shares, priced at $4.00 per share.

No shares were issued during the three months ended September 30, 2023.

As of September 30, 2024 and June 30, 2024 the Company had 11,867,149 and 9,291,149 shares of common stock outstanding, respectively, and no shares of preferred stock issued and outstanding.

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

In prior years, the Company had granted time vested options to purchase shares of common stock with exercise prices ranging from $0.52 - $1.80 on the date of grant by the Board. These options vest ratably over a period of three years and expire ten years from the date of grant and the fair value of these options were calculated using the Black-Scholes Merton model.

On April 1, 2024, the Company granted stock options to purchase an aggregate of 1,425,171 shares of its common stock at an exercise price of $3.74 per share to employees, directors, consultants and non-employee service providers pursuant to its 2021 Equity Incentive Plan.

In August 2024, 76,000 stock options were exercised at $0.52 per share of common stock.

On September 27, 2024, the Company granted stock options to purchase an aggregate of 250,000 shares of its common stock at an exercise price of $4.00 per share to employees, directors, consultants and non-employee service providers pursuant to its 2021 Equity Incentive Plan. These options vest ratably over a period of three years and expire ten years from the date of grant and the fair value of these options were calculated using the Black-Scholes-Merton model.

A summary of the activity related to stock option units granted is as follows:

		Summary of Stock Options Outstanding
	Total Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (Years)
Outstanding as of June 30, 2024	1,825,171	3.26	8.30
Granted	250,000	4.00	10
Exercised	(76,000)	0.52	-
Forfeited, canceled, or expired	-	-	-
Outstanding as of September 30, 2024	1,999,171	3.46	8.60
Exercisable as of September 30, 2024	1,384,466	3.28	8.10

		Summary of Stock Options Outstanding
	Total Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (Years)
Outstanding as of June 30, 2023	400,000	1.54	4.14
Granted	-	-	-
Exercised	-
Forfeited, canceled, or expired	-
Outstanding as of September 30, 2023	400,000	1.54	3.89
Exercisable as of September, 2023	400,000	1.54	3.89

A summary of the activity related to vested and unvested stock option units granted is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)
Balance – June 30, 2023, unvested	-	$-	$-	-
Options issued	1,425,171	3.74	1.84	10.00
Options vested	(987,534)	3.74	1.84	10.00
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance – June 30, 2024, unvested	437,637	$3.74	1.84	9.75
Options issued	250,000	4.00	1.94	10.00
Options vested	(72,932)	3.74	1.84
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance – September 30, 2024, unvested	614,705	$3.85	$1.88	9.71

The Company valued options issued in April 2024 using the Black Scholes model utilizing volatility 45%, and a risk-free rate of 4.18%. The fair value of the options was $1.84 per option.

The Company valued options issued in September 2024 using the Black Scholes model utilizing volatility 45%, and a risk-free rate of 3.75%. The fair value of the options was $1.94 per option.

The Company recorded share-based compensation expense of $67,031 during the three months ended September 30, 2024, which is included in educational services. Unamortized compensation expense associated with unvested options is $1,154,314 and $737,333 as of September 30, 2024 and June 30, 2024, respectively. The weighted average period over which these costs are expected to be recognized is approximately 2.70 and 2.75 years.

Note 14 - Other Commitments and Contingency

Regulatory

In order for students to participate in Title IV federal financial aid programs, the Company is required to maintain certain standards of financial responsibility and administrative capability. In addition, the Company is accredited with ACCET and ABHES and approved by other agencies and must comply with rules and regulations of the accrediting body. As a result, the Company may be subject from time to time to audits, investigations, claims of noncompliance or lawsuits by governmental agencies, regulatory bodies, or third parties. While there can be no assurance that such matters will not occur and if they do occur will not have a material adverse effect on these financial statements, management believes that the Company has complied in all material respects with all regulatory requirements as of the date of the financial statements.

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

Note 15 – Subsequent Events

Subsequent to September 30, 2024 the Company issued an additional 375,000 common shares in respect to the underwriters’ option to purchase up to an additional 375,000 shares of common stock to cover allotments.

On October 22, 2024, Legacy Education Antioch, LLC, a wholly-owned subsidiary of Legacy LLC (as defined herein) (the “Buyer”) entered into an asset purchase agreement (the “APA”) with Legacy Education Inc. (the “Company”), Legacy Education, LLC, a wholly-owned subsidiary of the Company (“Legacy LLC” and together with the Company and the Buyer, the “Buyer Parties”), Contra Costa Medical Career College, Inc. (“CCMCC”), Contra Costa Medical Career College Online, Inc. (“CCMCC Online” and together with CCMCC, “Sellers”) and, solely with respect to certain portions of the APA, Stacey Orozco and Bulmaro Orozco, the sole owners CCMCC and CCMCC Online (collectively, the “Owners”).

Pursuant to the APA, Buyer shall acquire from the Sellers substantially all of the assets comprising of the postsecondary institution known as Contra Costa Career Medical College located in Antioch, California upon the terms and conditions set forth in the APA for a purchase price of $8,000,000, subject to adjustment as set forth in the APA (the “Purchase Price”). The Purchase Price shall be payable as follows: (i) $6,600,000 shall be payable upon the closing (the “Closing”) of the transactions contemplated by the APA (the “Transaction”), subject to adjustment as set forth in the APA; (ii) the Buyer shall deliver to the Sellers a promissory note (the “Note”) in the principal amount of $400,000 which Note shall be guaranteed by the Company and Legacy LLC, accrue interest at a rate of 6% per annum and shall be payable in 12 equal monthly installments beginning on the one-month anniversary of the closing date of the Transaction and shall be subject to offsets by the Buyer for any Purchase Price Adjustment Payment (as defined in the APA) owed by Sellers pursuant to the APA and for any indemnification claims made by Buyer pursuant to the APA that are not fully resolved prior to the due date of any one or more of the payments due under such Note; and (iii) the issuance, for the benefit of the Sellers, to CCMCC of such number of shares of the Company’s common stock (the “Legacy Shares”) equal to $1,000,000, which number of shares shall be determined based upon the value of the Company’s common stock as of the close of business on the business day immediately preceding the closing date of the Transaction. The Legacy Shares shall be held in escrow for a period of one year following the Closing and shall be subject to any indemnification claims made by the Buyer pursuant to the APA that are not fully resolved and satisfied prior to the end of such one-year period either by payments made by Sellers or by offsets made by Buyer against any one or more of the payments due under the Note.

Pursuant to the APA, the Sellers shall enter into a consulting agreement with the Buyer pursuant to which the Sellers will, for a period of 180 days following the Closing, make available to Buyer, upon its request, the services of the Owners, to provide transitional consulting assistance to Buyer. In addition, pursuant to the APA, the Owners have agreed to assist the Buyer in negotiating an agreement with Contra Costa Clinic pursuant to which Contra Costa Clinic shall continue providing its services to the college following the Closing, on terms reasonably satisfactory to the Buyer. The Buyer shall also enter into a lease agreement with Evergreen Properties SBLD, LLC, the owner of the college campus property.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Throughout this Quarterly Report on Form 10-Q references to “we,” “our,” “us,” the “Company,” or “Legacy,” refer to Legacy Education Inc.

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

High Desert Medical College

HDMC was established in the State of California in 2002 and began offering classes in 2003. It started with campuses in Lancaster, California, and added its first branch in 2008 in Bakersfield, California. Due to enrollment growth and high demand for its services, HDMC expanded to add a branch campus in Temecula, California campus in order to accommodate 250 to 400 additional students. HDMC offers UT, VN, VN Associate of Applied Science degree program, Associate Degree of Nursing, nursing assistant, MRI Associate of Applied Science, cardiac sonography, pharmacy technician, dental assisting, clinical medical assisting, medical administrative assisting programs, medical billing and coding, veterinary assistant, phlebotomy technician avocational, nursing assistant avocational, and UT Associate of Applied Science degree programs. HDMC also plans to offer an emergency medical technician (EMT) program beginning in October 2024 and is in the process of obtaining approvals for the program (for which HDMC is not planning to apply for ED approval to make Title IV Program funds available for students who enroll in the program). As of September 30, 2024, HDMC had 1,885 students enrolled in its programs.

Central Coast College

CCC was established in the State of California in 1983. In 1991, CCC moved to its current location in Salinas, California to accommodate growing enrollment numbers and the addition of new training programs.

CCC offers the following certificate or degree programs: business administrative specialist, computer specialist: accounting, medical administrative assistant, medical assisting, nursing assistant, UT, UT Associate of Applied Science, veterinary assistant, veterinary technology Associate of Applied Science, and VN. CCC also offers an avocational phlebotomy technician program. CCC also has obtained approval from ACCET to offer the following programs and plans to begin doing so in October 2024, pending additional approvals: surgical technology (Associate of Applied Science), dental assisting, and sterile processing technician. CCC is also in the process of applying for approvals for a pharmacy technician program and an Associate Degree in Nursing program that it intends to provide in the future. As of September 30, 2024, CCC had 485 students enrolled in its programs.

Integrity College of Health

Integrity was established in the State of California in 2007. Integrity’s campus is located in Pasadena, California. Integrity offers VN, VN Associate of Applied Science, Registered Nurse to Bachelor of Science in Nursing (“RN to BSN”), medical assisting, medical billing and coding, veterinary assistant, and Diagnostic Medical Sonography programs. Integrity also plans to offer an emergency medical technician (EMT) program beginning in October 2024 and is in the process of obtaining approvals for the program (for which Integrity is not planning for ED approval to make Title IV funds available for students who enroll in the program). For purposes of our financial statements, Legacy Education, L.L.C. is deemed to have acquired Integrity in December 2019. As of September 30, 2024, Integrity had 169 students enrolled in its programs.

Recent Developments

Regulatory Updates

Acquisition Agreement with Contra Costa Medical Career College

As previously reported on a Current Report on Form 8-K filed with the SEC, on October 22, 2024, Legacy Education Antioch, LLC, a wholly-owned subsidiary of Legacy LLC (as defined herein) (the “Buyer”) entered into an asset purchase agreement (the “APA”) with Legacy Education Inc. (the “Company”), Legacy Education, LLC, a wholly-owned subsidiary of the Company (“Legacy LLC” and together with the Company and the Buyer, the “Buyer Parties”), Contra Costa Medical Career College, Inc. (“CCMCC”), Contra Costa Medical Career College Online, Inc. (“CCMCC Online” and together with CCMCC, “Sellers”) and, solely with respect to certain portions of the APA, Stacey Orozco and Bulmaro Orozco, the sole owners CCMCC and CCMCC Online (the “CCMCC Transaction”).

When a company acquires an institution that is eligible to participate in the Title IV Programs, like CCMCC, the acquisition generally will result in the institution undergoing a change of ownership resulting in a change of control as defined by ED and under the rules of other educational agencies and accreditors. Upon such a change, an institution’s eligibility to participate in the Title IV Programs is generally suspended until it has applied for recertification by ED as an eligible school under its new ownership, which requires that the school also re-establish its state authorization and accreditation. ED may temporarily and provisionally certify an institution seeking approval of a change of control under certain circumstances while ED reviews the institution’s application. The temporary provisional certification typically remains in effect on a month-to-month basis during ED’s review of the application as long as the school timely submits certain documentation during the course of ED’s review. We cannot predict the timing or outcome of ED’s review of the change of ownership of CCMCC.

The time required for ED to act on such an application may vary substantially. ED recertification of an institution following a change of control will be on a provisional basis if ED approves the institution’s application and could contain restrictions or conditions depending on the outcome of its review of the institution under the new ownership including its administrative capability and financial stability. Under ED regulations that took effect July 1, 2023, an institution must submit certain information and documentation at least 90 days in advance of the change in ownership including, for example, notice to current and prospective students of the planned change in ownership. The parties have submitted this documentation to ED. If ED contends that the documentation is insufficient and we are unable to take timely corrective action, we could be required to delay the closing of the transaction.

The approval processes for state and accrediting agencies vary in scope and timing with some agencies requiring approval prior to the acquisition and others not conducting their review until after the acquisition has taken place. With regard to the agencies that accredit CCMCC and CCMCC Online, authorize them to operate in the state of California, or approve their programs:

●	California Bureau for Private Postsecondary Education (“BPPE”): Institutions that are licensed by BPPE by means of accreditation, like CCMC, are required to notify BPPE of the change within 30 days of the change and demonstrate that the substantive change was made in accordance with the institution’s accreditation standards.

●	Accrediting Council for Continuing Education and Training (“ACCET”): ACCET accreditation standards require that institutions undergoing a change in ownership or control submit notice at least ten days prior to a prospective agreement for the change. ACCET also requires submission of an application for approval of the change in ownership or control within ten days following the change.
●	California State Approving Agency for Veterans Education (“CSAAVE”): CSAAVE requires approved institutions to make a post-change submission to CSAAVE for approval of the change when there has been a material change to the institution’s current approval.
●	Accreditation Bureau of Health Education Schools (“ABHES”): ABHES requires institutions that hold ABHES programmatic accreditation to notify it of any change in organizational oversight or legal structure, and to submit a completed application for change in legal status, ownership, or control within five days after the change.
●	California Board of Vocational Nursing and Psychiatric Technicians (“BVNPT”): The parties plan to provide notice to BVNPT after the transaction occurs and to respond to any subsequent instructions from the agency.
●	California Department of Public Health, Laboratory Field Services (“CDPH”): CDPH requires certain training programs undergoing a change of ownership to notify CDPH within 30 days after the change has occurred and submit a new application package.

If agencies require us to obtain approvals in connection with the CCMCC Transaction, we will be required to undergo an application process for approvals from the applicable agencies and could be subject to conditions or restrictions (or loss of approval) depending on the outcome of the approval process. We will be required to make or obtain notices and/or approvals prior to the CCMCC Transaction from those agencies that require notice and/or approval to be made or obtained prior to the occurrence of a change in ownership or control. If we move forward with the CCMCC Transaction without making or obtaining required pre-closing notices and approvals, we could be subject to sanctions by the applicable agencies including loss of CCMCC’s approvals from these agencies.

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

Critical Accounting Policies and Use of Estimates

The preparation of the financial statements included elsewhere in this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

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

Impairment of long-lived assets

We evaluate the recoverability of our long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. We had [no long-lived asset impairments as of September 30, 2024 and June 30, 2023, respectively.]

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

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following table sets forth our consolidated statements of income data as a percentage of revenue for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,		Percentage Change
	2024	2023	(decrease)
Revenue	100%	100%
Costs and expenses:
Educational services	51.4%	55.3%	-3.9%
General and administrative	28.3%	30.4%	-2.1%
General and administrative – related party	0.6%	0.4%	0.2%
Depreciation and amortization	0.6%	0.6%	0.0%
Total costs and expenses	80.9%	86.7%	-5.8%
Operating income	19.1%	13.3%	5.8%
Interest expense	-0.2%	-0.3%	0.1%
Interest income	1.8%	1.4%	0.4%
Income before income taxes	20.7%	14.4%	6.3%
Income tax expense	-5.8%	-4.1%	-1.7%
Net income	14.9%	10.3%	4.6%

Revenue. Our revenue was approximately $14.0 million for the three months ended September 30, 2024 compared to approximately $10.4 million for the three months ended September 30, 2023, an increase of approximately $3.6 million, or approximately 35.1%. The increase is primarily due to a 25.4% increase in ending enrollment from 2,024 to 2,539 supported by a 23.3 increase in starts from 627 to 773 in the quarter compared to prior year. Additionally, we experienced favorable program mix to higher earning programs within the quarter.

Educational services. Our educational services expense was approximately $7.2 million for the three months ended September 30, 2024 compared to approximately $5.7 million for the three months ended September 30, 2023, an increase of approximately $1.5 million, or approximately 25.7%. The increase was primarily attributable to the increased instructional and staffing required to support the increase in enrollments as well as increased rent and externship fees.

General and administrative expense. Our general and administrative expense was approximately $4.0 million for the three months ended September 30, 2024 compared to approximately $3.2 million for the three months ended September 30, 2023, an increase of approximately $0.8 million, or approximately 25.7%. The increase was primarily attributable to an increase in marketing expense, professional fees and bad debt expense. Of the total general and administrative expense, $1.2 million and $1.1 million relate to marketing expense relate for the first quarter of fiscal 2025 and 2024, respectively.

Depreciation and amortization. Our depreciation and amortization expense was approximately $0.1 million for the three months ended September 30, 2024 compared to approximately $0.1 million for the three months ended September 30, 2023.

Interest expense. Our interest expense was approximately $0.0 for the three months ended September 30, 2024 compared to approximately $0.0 for the three months ended September 30, 2023.

Income tax expense. Our income tax expense was approximately $0.8 million for the three months ended September 30, 2024 compared to approximately $0.4 million for the three months ended September 30, 2023, an increase of approximately $0.4 million, or approximately 90.9%. The increase is primarily attributable to increase in income.

Net Income. Our net income was approximately $2.1 million for the three months ended September 30, 2024 compared to approximately $1.1 million for the three months ended September 30, 2023, an increase of approximately $1.0 million, or approximately 95.5%, due to the reasons mentioned above.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $21.5 million and $10.4 million as of September 30, 2024, and 2023, respectively.

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

Capital expenditures were approximately $0.2 million and $0.2 million for three months ended September 30, 2024, and 2023, respectively.

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

Cash Flow Activities for the Three Months Ended September 30, 2024 and 2023

Operating activities

Net cash provided by operating activities was approximately $3.2 million and $0.5 million for the three months ended September 30, 2024, and 2023, respectively. The increase of approximately $1.0 million is primarily attributable to an increase in earnings and an increase of approximately $2.7 million related to deferred unearned tuition.

Investing activities

Net cash used in investing activities was approximately $0.2 million for the three months ended September 30, 2024, and approximately $0.2 million for the three months ended September 30, 2023, an increase of approximately $0.1 million.

Financing activities

Net cash provided by financing activities was approximately $8.2 million for the three months ended September 30, 2024, and net cash used of approximately $0.2 million for the three months ended September 30, 2023, an increase of approximately $8.4 million due to the net proceeds of $7.9 million from our initial public offering (“IPO”).

Financings

●	From July 2021 to September 2021, the Company issued 108,333 shares of common stock to investors at a purchase price of $3.00 per share for total proceeds of $325,000.

●	From July 2022 to June 2023, the Company issued dividends of $929,116

●	From July 2024 to September 2024, the Company issued 2,500,000 shares of common stock as part of its IPO at a price of $4.00 per share for gross proceeds of $10,000,000

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended September 30, 2024, and 2023. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related earnings per share guidance for both Subtopics. The ASU will be effective for smaller reporting companies for annual reporting periods beginning after December 15, 2023 and interim periods within those annual periods and early adoption is permitted. We adopted 2020-06 on July 1, 2024 and it did not have a material impact on our consolidated financial statements and related disclosures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and recognizes that any control and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There have been no significant changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2024 as filed with the SEC on October 1, 2024 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities.

None.

(b) Use of IPO Proceeds.

On September 27, 2024, we completed our IPO pursuant to which we issued and sold 2,500,000 shares of common stock at a price of $4.00 per share. We also issued 375,000 shares of common stock issued pursuant to the exercise by the underwriters of their over-allotment option, at a price to the public of $4.00 per share in the second quarter of fiscal 2025. The securities were sold pursuant to our Registration Statement on Form S-1 (File No. 333-281586) which was declared effective by the SEC on September 25, 2024.

We received net proceeds of approximately $7.9 million from the sale of the 2,500,000 shares of common stock after deducting underwriting discounts and commissions and offering expenses We also received net proceeds of approximately $1.4 million, which includes 375,000 shares of common stock issued pursuant to the exercise by the underwriters of their over-allotment option, after deducting underwriting discounts and commissions and offering expenses.

The offering commenced on September 25, 2024, and did not terminate before all securities registered in the registration statement were sold.

None of the expenses incurred by us were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10% or more of our common stock, or (iii) our affiliates. Northland Securities, Inc., acted as book-running manager and representative of the underwriters for the IPO.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus related to the offering, dated September 25, 2024, as filed with the SEC on September 27, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION INC.

Date: November 14, 2024	By:	/s/ LeeAnn Rohmann
LeeAnn Rohmann
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Brandon Pope
Brandon Pope
Chief Financial Officer
(Principal Financial and Accounting Officer)

