Form 10-Q
period 2024-12-31
Legacy Education Inc.
filed 2025-02-13
CIK 1836754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of February 10, 2025 was 12,380,557.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains certain forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “believes,” “will,” “expects,” “anticipates,” “estimates,” “predicts,” “potential,” “continues” “intends,” “plans” and “would” or the negative of these terms or other comparable terminology. For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, and plans are all forward-looking statements. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	compliance with the extensive existing regulatory framework applicable to our industry or our failure to timely obtain and maintain regulatory approvals and accreditation;

●	compliance with continuous changes in applicable federal laws and regulations including new and pending rulemaking by the U.S. Department of Education;

●	the effect of current and future Title IV Program regulations arising out of negotiated rulemakings, including any potential reductions in funding or restrictions on the use of funds received through Title IV Programs;

●	successful updating and expansion of the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;

●	uncertainties regarding our ability to comply with federal laws and regulations regarding the 90/10 Rule and cohort default rates;

●	successful implementation of our strategic plan;

●	our inability to maintain eligibility for or to process federal student financial assistance;

●	regulatory investigations of, or actions commenced against, us or other companies in our industry;

●	changes in the state regulatory environment or budgetary constraints;

●	enrollment declines or challenges in our students’ ability to find employment as a result of economic conditions;

●	maintenance and expansion of existing industry relationships and develop new industry relationships;

●	a loss of members of our senior management or other key employees;

●	uncertainties associated with opening of new campuses and closing existing campuses;

●	uncertainties associated with integration of acquired schools;

●	industry competition;

●	the effect of any cybersecurity incident; and

●	general economic conditions.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Legacy Education Inc.

(dba High Desert Medical College)

(dba Central Coast College)

(dba Integrity College of Health)

Consolidated Financial Statements for the three and six months ended December 31, 2024 and 2023

Legacy Education Inc.

Consolidated Balance Sheets

	December 31, 2024 (Unaudited)	June 30, 2024 *

ASSETS
Current assets
Cash and cash equivalents	$16,869,726	$10,376,149
Accounts receivable, net of $2,310,423 and $688,848 allowance for doubtful accounts as of December 31, 2024 and June 30, 2024, respectively	13,550,852	13,038,241
Prepaid expenses	1,282,952	1,032,325
Other receivables	156,928	140,894
Total current assets	31,860,458	24,587,609

Property and equipment, net	1,767,220	989,952
Operating lease right-of-use asset	14,721,700	3,575,369
Financing lease right-of-use asset	328,713	340,048
Intangible assets	3,652,441	1,054,947
Goodwill	6,625,383	1,929,326
Accounts receivable, long-term	1,712,828	1,381,194
Deferred income tax assets	898,000	898,000
Security deposits	503,133	416,605
Total assets	$62,069,876	$35,173,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,583,748	$3,862,895
Accrued income tax payable	155,949	1,443,335
Deferred, unearned tuition	4,581,460	2,585,747
Other current liabilities	23,521	24,201
Current portion of debt	965,546	574,244
Debt owed, related party	50,000	50,000
Current portion of financing lease	60,559	57,260
Current portion of operating lease liability	2,512,695	1,868,560
Total current liabilities	12,933,478	10,466,242

Debt, net of current portion	123,203	123,862
Financing lease, net of current portion	143,303	215,409
Other liabilities	46	905
Operating lease liability, net of current portion	12,455,416	1,947,620
Total liabilities	25,655,446	12,754,038

Commitments and contingencies

Stockholders’ equity
Preferred stock: $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value, 100,000,000 shares authorized, 12,373,112 and 9,291,149 shares issued and outstanding as of December 31, 2024 and June 30, 2024, respectively	12,373	9,291
Additional paid in capital	26,688,788	16,186,251
Retained earnings	9,713,269	6,223,470
Total stockholders’ equity	36,414,430	22,419,012
Total liabilities and stockholders’ equity	$62,069,876	$35,173,050

*	Derived from audited information

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Legacy Education Inc.

Consolidated Income Statements

for the three and six months ended December 31, 2024 and 2023

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Revenue
Tuition and related income, net	$13,635,134	$10,551,297	$27,640,225	$20,918,231

Operating expenses
Educational services	7,479,226	5,526,347	14,683,800	11,258,473
General and administrative	4,349,129	3,281,201	8,315,176	6,435,606
General and administrative – related party	43,147	42,000	124,200	84,000
Depreciation and amortization	105,839	63,303	186,980	121,162
Total costs and expenses	11,977,341	8,912,851	23,310,156	17,899,241

Operating income	1,657,793	1,638,446	4,330,069	3,018,990

Interest expenses	(28,318)	(35,269)	(57,668)	(63,535)
Interest income	295,522	178,575	556,418	321,709
Total other income/(expenses)	267,204	143,306	498,750	258,174

Income before income tax expenses	1,924,997	1,781,752	4,828,819	3,277,164
Income tax expenses	(525,951)	(491,791)	(1,339,020)	(917,607)
Net income	$1,399,046	$1,289,961	$3,489,799	$2,359,557

Net income per share
Basic net income per share	$0.11	$0.14	$0.32	$0.25
Diluted net income per share	$0.10	$0.13	$0.29	$0.24

Weighted average number of common stock outstanding
Basic weighted average shares outstanding	12,254,453	9,291,149	10,787,640	9,291,149
Diluted weighted average shares outstanding	13,417,823	9,691,149	11,951,010	9,691,149

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Legacy Education Inc.

Consolidated Statements of Changes in Stockholders’ Equity

for the three and six months ended December 31, 2024 and 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional paid in	Retained
	Shares	Amount	Shares	Amount	capital	Earnings	Total
Balance, June 30, 2024	-	$-	9,291,149	$9,291	$16,186,251	$6,223,470	$22,419,012

Exercise of option	-	-	76,000	76	39,444	-	39,520
Issuance of common stock, net of offering costs	-	-	2,500,000	2,500	7,937,072	-	7,939,572
Stock-based compensation	-	-	-	-	67,031	-	67,031
Net income	-	-	-	-	-	2,090,753	2,090,753
Balance, September 30, 2024	-	-	11,867,149	11,867	24,229,798	8,314,223	32,555,888

True up, reverse split	-	-	2,013	2	(2)	-	-
Issuance of common stock under acquisition agreement	-	-	118,906	119	999,881	-	1,000,000
Exercise of options	-	-	10,044	10	37,553	-	37,563
Issuance of common stock, net of offering costs	-	-	375,000	375	1,312,401	-	1,312,776
Stock-based compensation	-	-	-	-	109,157	-	109,157
Net income	-	-	-	-	-	1,399,046	1,399,046
Balance, December 31, 2024	-	$-	12,373,112	$12,373	$26,688,788	$9,713,269	$36,414,430

	Preferred Stock		Common Stock		Additional paid in	Retained Earnings (Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit)	Total
Balance, June 30, 2023	-	$-	9,291,149	$9,291	$14,304,175	$1,108,618	$15,422,084

Net income	-	-	-	-	-	1,069,596	1,069,596
Balance, September 30, 2023	-	-	9,291,149	9,291	14,304,175	2,178,214	16,491,680

Net income	-	-	-	-	-	1,289,961	1,289,961
Balance, December 31, 2023	-	$-	9,291,149	$9,291	$14,304,175	$3,468,175	$17,781,641

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Legacy Education Inc.

Consolidated Statements of Cash Flows

for the six months ended December 31, 2024 and 2023

(Unaudited)

	For the Six Months Ended December 31,
	2024	2023
Cash flows provided by (used in) operating activities:
Net income	$3,489,799	$2,359,557
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non cash compensation	176,188	-
Depreciation & amortization	186,980	121,662
Deferred income tax	-	-
Provision for allowance for doubtful accounts for accounts receivable and contracts receivable	1,621,575	949,853
Changes in assets and liabilities:
Accounts receivable	(1,788,302)	(2,485,313)
Prepaid expenses	(246,050)	(166,847)
Other assets	(96,367)	66,000
Accounts payable and accrued liabilities	699,149	398,681
Income tax payable	(1,287,386)	1,138,923
Other current liabilities	-	61,493
Deferred rent	-	(49,320)
Deferred unearned tuition	1,088,717	530,371
Net cash provided by operating activities	3,844,303	2,925,060

Cash flows used in investing activities:
Cash paid under APA	(6,133,087)	-
Purchases of property and equipment	(428,091)	(348,671)
Net cash used in investing activities	(6,561,178)	(348,671)

Cash flows provided by financing activities:
Proceeds from IPO, net of offering cost	9,252,349	-
Proceeds from exercise of options	77,083	-
Principal payment on finance lease	(68,807)	-
Principal payments on debt	(50,173)	(300,528)
Net cash provided by (used in) financing activities	9,210,452	(300,528)

Net increase cash and cash equivalents and restricted cash	6,493,577	2,275,861
Cash and cash equivalents and restricted cash, beginning of year	10,376,149	9,389,606
Cash and cash equivalents and restricted cash, end of year	$16,869,726	$11,665,467

Supplemental disclosure of cash flow information
Cash paid during the periods for interest	$68,496	$63,872
Cash paid during the periods for income taxes	$2,626,407	$-

Supplemental disclosure of noncash activities
Non-cash purchase of financed lease assets	$-	$340,048
Non-cash purchase of equipment	$39,275	$34,580
Prepaid expense reclassifies to offering cost	$276,866	$-
Common stock issued as part of APA	$1,000,000	$-
Promissory note under APA	$400,000	$-
Net identifiable assets acquired under APA	$237,023	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For The Three and Six Months ended December 31, 2024 and 2023

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

HDMC offers instruction in thirty-three programs including ultrasound technician, ultrasound technician associate of applied science degree, medical billing and coding, vocational nursing, clinical medical assisting, pharmacy technician, dental assisting, medical administrative vocational nursing associate of applied science degree and registered nursing

CCC, a wholly-owned subsidiary of HDMC, offers instruction in healthcare career training programs, and veterinary career training.

Integrity, a wholly-owned subsidiary of HDMC, is an accredited college offering instruction in medical assisting, vocational nursing, medical insurance coding and billing, diagnostic medical sonography (ultrasound technician) and Bachelors of Science in nursing (RN to BSN).

On October 17, 2024, Legacy Education Antioch, LLC (Antioch), a wholly owned subsidiary of HDMC, was formed as a California limited liability company. On October 22, 2024, Antioch and Parent Company entered into an Asset Purchase Agreement (APA) with Contra Costa Medical Career College, Inc. (CCMCC), a California corporation, further described in Note 3. Antioch has registered with the state of California to conduct business under the name Contra Costa Medical Career College. CCMCC is accredited by ACCET and has been granted temporary approval to participate in the Financial Student Aid programs by the Department of Education (ED) following the consummation of the transactions contemplated in the APA, which occurred on December 18, 2024.

The accompanying consolidated financial statements, and all per share information contained herein, have been retroactively adjusted to reflect the reverse stock split described in Note 12.

Note 2 – Summary of Significant Accounting Principals

Principal of Consolidation

The consolidated financial statements include the accounts of HDMC and its wholly-owned subsidiaries, CCC, Integrity and CCMCC. All significant intercompany balances and transactions have been eliminated in consolidation.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For The Three and Six Months ended December 31, 2024 and 2023

(Unaudited)

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

Leases

The Company accounts for leases in accordance with ASC Topic 842 Leases, which requires the recognition of assets and liabilities by lessees for those leases classified as operating leases under GAAP. The Company determines if an arrangement is a lease at inception and evaluates the lease agreement to determine whether the lease is a finance or operating lease. The guidance requires that a lessee should recognize on the balance sheet a liability to make lease payments and a right-to-use asset representing the Company’s right to use the underlying assets for the term of the lease. The guidance allows a lessee who enters into a lease with a term of 12 months or less to make an accounting policy election by class of underlying assets not to recognize assets and liabilities. Rightof-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of lease payment over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement to determine the present value of lease payments over the lease term. See Note 12 for more information about the Company’s lease-related obligations.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For The Three and Six Months ended December 31, 2024 and 2023

(Unaudited)

Goodwill and Intangibles

Goodwill represents the excess of the purchase price over the fair market value of the net assets (including intangibles) acquired on December 31, 2019, January 15, 2019 and on December 18, 2024. The Company has implemented the Business Combinations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other.

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

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. The Company had no long-lived asset impairments as of December 31, 2024 and June 30, 2024, respectively.

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

Legacy Education Inc.

Notes to Consolidated Financial Statements

For The Three and Six Months ended December 31, 2024 and 2023

(Unaudited)

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

Disaggregation of Revenue

The tuition and related revenue consist of the following during the three and six months ended December 31, 2024 and 2023:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Tuition and lab fees (recognized over time)	$12,477,378	$8,980,760	$24,598,235	$17,454,675
Books, registration and other fees (recognized at a point in time)	1,157,756	1,570,537	3,041,990	3,463,556
Total revenue	$13,635,134	$10,551,297	$27,640,225	$20,918,231

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

Legacy Education Inc.

Notes to Consolidated Financial Statements

For The Three and Six Months ended December 31, 2024 and 2023

(Unaudited)

Refunds

The Company pays or credits refunds within 45 days of a student’s cancellation or withdrawal for students who have completed 60% or less of the period of attendance based on a pro rata calculation. Once the student has completed more than 60% of a period of attendance, all Title IV funds are considered earned and no refunds are due to ED.

Advertising

The Company expenses advertising cost as incurred. Advertising costs amounted to $2,327,375 and $2,095,720 during the six months ended December 31, 2024, and 2023, respectively. Advertising costs amounted to $1,154,718 and $999,136 during the three months ended December 31, 2024, and 2023, respectively. Advertising costs are included in the general and administrative on the consolidated income statements.

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

Legacy Education Inc.

Notes to Consolidated Financial Statements

For The Three and Six Months ended December 31, 2024 and 2023

(Unaudited)

Concentration of Credit Risk

A substantial portion of revenues and ending accounts receivable at December 31, 2024 and June 30, 2024 are a direct result of the Company’s participation in Financial Student Aid (“FSA”) programs, which represents a primary source of student tuition. The FSA programs are subject to political budgetary considerations. There is no assurance that funding will be maintained at current levels. The FSA programs are subject to significant regulatory requirements. Any regulatory violation could have a material effect on the Company.

The Company maintains its cash and cash equivalents in various financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company performs ongoing evaluations of these institutions to limit concentration risk exposure. The Company maintains cash balances in excess of these limits from time to time.

As of December 31, 2024 and June 30, 2024, $5.22 and $2.15 million, respectively, was maintained in a redeemable money market account bearing interest at approximately 4.19% per annum.

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

Legacy Education Inc.

Notes to Consolidated Financial Statements

For The Three and Six Months ended December 31, 2024 and 2023

(Unaudited)

The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share for the three and six months ended December 31, 2024 and 2023:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Numerator
Net income	$1,399,046	1,289,961	$3,489,799	$2,359,557

Denominator
Weighted-average shares outstanding, basic	12,254,453	9,291,149	10,787,640	9,291,149
Dilutive impact of share-based instruments	1,163,370	400,000	1,163,370	400,000
Weighted-average shares outstanding, diluted	13,417,823	9,691,149	11,951,010	9,691,149

Net income per share
Basic	$0.11	$0.14	$0.32	$0.25
Diluted	$0.10	$0.13	$0.29	$0.24

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related earnings per share guidance for both Subtopics. The Company adopted ASU 2020-06 on July 1, 2024 and it did not have a material impact on our consolidated financial statements and related disclosures.

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We expect to adopt this policy effective for the fiscal year ended June 30, 2025 and are currently evaluating the impact of adopting ASU 2023-07 on our financial statements.

Note 3: Acquisition

On December 18, 2024, Antioch completed its acquisition of CCMCC for a base purchase price of $8,000,000. Under the asset purchase agreement, Antioch acquired certain assets and assumed certain liabilities of CCMCC. Under the terms of the APA as consideration for the sale, Antioch is to pay Sellers $6,600,000 subject to a working capital adjustment, enter into a $400,000 promissory note, described in Note 10, and issuance of 118,906 shares of HDMC’s common stock with a combined value equivalent to $1,000,000 held in an escrow account for a period of one year. The working capital adjustment is required to equal zero on the transaction date and includes certain acquired assets and assumed liabilities. As of the date of this report, the net working capital adjustment has been determined to be $466,920 for a total purchase price of $7,533,080.

The acquisition was accounted for in accordance with the acquisition method of accounting. Under this method, the cost of the target is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess estimated fair values of the identifiable net assets over the amount paid was $7,296,057, which has been allocated between goodwill and other intangible assets and is included on the accompanying consolidated balance sheet.

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Current and other assets	$682,689
Property and equipment	483,036
Total assets acquired	1,165,725
Liabilities assumed (excluding debt - see Note 9)	(928,702)
Net assets acquired	$237,023

Purchase price	$7,533,080

Trade name	$1,900,000
Accreditation	200,000
Course Curriculum	500,000
Goodwill	4,696,057
Total excess purchase price	$7,296,057

Legacy Education Inc.

Notes to Consolidated Financial Statements

For The Three and Six Months ended December 31, 2024 and 2023

(Unaudited)

The amounts recorded above related to the acquisition are subject to adjustment as the Company has not yet completed the final allocation of the purchase price. The Company has one year from the date of acquisition to complete its valuation of assets and liabilities assumed.

Following are the supplemental consolidated financial results of the Company and CCMCC on an unaudited pro forma basis, as if the acquisitions had been consummated as of the beginning of the fiscal year 2024 (i.e., July 1, 2023).

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023

Revenue	$15,609,737	12,247,693	$31,652,641	$24,608,178
Net income	1,947,501	1,081,549	4,290,232	2,516,001

The pro forma financial information presented above has been prepared by combining the Company’s historical results and the historical results of CCMCC and adjusting those results to reflect the effects of the acquisition as if it occurred on July 1, 2023. These results do not purport to be indicative of the results of operations had the acquisition occurred on the date indicated above, or that may result in the future, and do not reflect potential synergies or additional costs following the acquisition.

Note 4 - Intangible Assets

The intangibles consisted of the following as of December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024
Goodwill	$6,625,383	$1,929,326
Trade name	2,696,100	796,100
Accreditation	288,200	88,200
Course curriculum	698,000	198,000
Total cost of intangibles	$10,307,683	$3,011,626
Less accumulated amortization	(29,859)	(27,353)
Intangibles net	$10,277,824	$2,984,273

As of December 31, 2024 and June 30, 2024, no impairment of the Company’s goodwill, nor other intangibles with an indefinite life was required related to its previous acquisitions of CCC and Integrity. Although the ACCET accreditation has an indefinite life, the accreditation requires renewal every five years. CCC’s ACCET accreditation was most recently renewed in April 2020 and its next renewal is in April 2025. The Company recognized $1,253 and $2,506 in amortization expense for the three and six months ended December 31, 2024. The Company recognized $1,753 and $3,006 in amortization expense for the three and six months ended December 31, 2023. Although the Accrediting Bureau of Health Education Schools (“ABHES”) has an indefinite life, the accreditation requires renewal every five years. Integrity’s next ABHES accreditation renewal is in February 2026. 100% of goodwill is expected to be deductible for federal income tax purposes and will be amortized over 15 years on a straight-line basis.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For The Three and Six Months ended December 31, 2024 and 2023

(Unaudited)

Note 5 - Property and Equipment

Property and equipment consist of the following:

	December 31, 2024	June 30, 2024
Leasehold improvements	$1,059,193	$561,108
Machinery and equipment	1,262,057	1,032,286
Computer equipment	860,078	704,846
Furniture, fixtures and other equipment	334,145	266,923
Total	3,515,473	2,565,163
Less accumulated depreciation and amortization	(1,748,253)	(1,575,211)
Property and equipment, net	$1,767,220	$989,952

Depreciation and amortization expense associated with property and equipment totaled $88,313 and $168,196 for the three and six months ended December 31, 2024, respectively. Depreciation and amortization expense associated with property and equipment totaled $62,050 and $118,656 for the three and six months ended December 31, 2023, respectively.

Note 6 – Accounts Receivable, Long-Term

TuitionFlex

The TuitionFlex Program is designed to create a flexible tuition credit program for students and families to help bridge the financial gap, all in accordance with applicable federal Truth-In-Lending regulations. Through this program, we offer payment plans to all students, regardless of financial need, for up to 5 years. The long-term portion of student receivables utilizing the Tuition Flex program was $1,712,828 and $1,381,194 as of December 31, 2024 and June 30, 2024, respectively.

Note 7 – Prepaid Expenses

The prepaid expenses consist of the following as of December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024
Books	$221,677	$199,122
Supplies and other prepaid expenses	1,061,275	833,203
Total prepaid expenses	$1,282,952	$1,032,325

Note 8 – Other Receivables

The other receivables consist of the following as of December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024
Other advance	94,454	94,454
Receivable from CCMCC Seller	24,754	-
Employee retention credit	37,720	46,440
Total other receivables	$156,928	$140,894

The Company paid $106,846 federal income taxes on behalf of a foreign investor in Legacy, and the amount due back to the Company was $94,454 as of December 31 2024 and June 30, 2024.

During the fiscal year ended June 30, 2021, the Company applied for certain Employee Retention Credits (“ERTC”) under the CARES Act in the approximate amount of $2.9 million. The remaining balance of the ERTC receivable as of December 31, 2024 and June 30, 2024 was $37,720 and $46,440, respectively.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For The Three and Six Months ended December 31, 2024 and 2023

(Unaudited)

Note 9 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses as of December 31, 2024 and June 30, 20234 consist of the following:

	December 31, 2024	June 30, 2024
Accounts payable	$1,065,743	$1,532,576
Accrued payroll and payroll taxes	1,011,331	641,594
Accrued vacation	465,613	447,482
Accrued bonuses	1,940,226	1,200,000
Accrued other expenses	100,835	41,243
Total	$4,583,748	$3,862,895

Note 10 - Debts and Other Liabilities

(1)	Promissory Notes and Related Parties Debt

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

	December 31, 2024	June 30, 2024
Promissory note issued on November 12, 2019	$500,000	$500,000
Promissory note issued on December 30, 2019, related party	50,000	50,000
Total other debt	$550,000	$550,000

A further note issued on February 6, 2020 in the amount of $100,000 was repaid in cash in September 2023.

(2)	Equipment Loan

In January 2023, the Company entered into an equipment loan for $30,744. The note accrues interest at a rate of 6.0% per annum and requires 48 equal monthly payments. As of December 31, 2024 and June 30, 2024, the principal balance of the promissory note was $17,044 and $20,929, respectively.

In August 2023, the Company entered into an equipment loan for $35,580. The note accrues interest at a rate of 10.14% per annum and requires 48 equal monthly payments. As of December 31, 2024 and June 30, 2024, the principal balance of the promissory note was $23,804 and $27,723, respectively.

In November 2023, the Company entered into an equipment loan for $14,610. The note accrues interest at a rate of 10.72% per annum and requires 48 equal monthly payments. As of December 31 2024 and June 30, 2024, the principal balance of the promissory note was $10,973 and $12,582, respectively.

In December 2023, the Company entered into an equipment loan for $11,920. The note accrues interest at a rate of 13.53% per annum and requires 36 equal monthly payments. As of December 31, 2024 and June 30, 2024, the principal balance of the promissory note was $8,070 and $9,853, respectively.

In February 2024, the Company entered into an equipment loan for $35,612. The note accrues interest at a rate of 8% per annum and requires 36 equal monthly payments. The first payment will be on April 1, 2024. As of December 31, 2024 and June 30, 2024, the principal balance of the promissory note was $27,493 and $32,950, respectively.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For The Three and Six Months ended December 31, 2024 and 2023

(Unaudited)

In June 2024, the Company entered into an equipment loan for $48,966. The note accrues interest at a rate of 11.16% per annum and requires 48 equal monthly payments. The first payment will be on June 1, 2024. As of December 31, 2024 and June 30, 2024, the principal balance of the promissory note was $43,103 and $48,125, respectively.

In July 2024, the Company entered into an equipment loan for $39,189. The note accrues interest at a rate of 11.15% per annum and requires 48 equal monthly payments. The first payment will be on July 1, 2024. As of December 31, 2024 and June 30, 2024, the principal balance of the promissory note was $35,191 and $0, respectively.

(3)	CCMCC acquisition Seller Loan

As part of the acquisition described in Note 3, the Company entered into a $400,000 promissory note with the seller of CCMCC. Under the terms of the note, interest shall accrue at 6% and shall be repaid in twelve equal monthly payments of principal and interest. As of December 31, 2024, the full amount outstanding is presented as current on the accompanying consolidated balance sheet.

(4)	Bank Loan

On December 31, 2019, the Company acquired Integrity, assuming its two bank loans, which are secured by all business assets of the Company.

	December 31, 2024	June 30, 2024
Bank loan #1, monthly payment $803.69, due in 110 months, effective interest rate 6.44%	$21,188	$24,447
Bank loan #2, monthly payment $5,672.86 start on November 23, 2020, due in 48 months	1,884	21,495
Total bank loans	$23,072	$45,942

Future maturities over the remaining term of total debt for (1) to (3) are as follows:

2025 (1)	$983,943
2026	67,118
2027	60,664
2028	27,024
1,138,749
Less: current portion (1)	(1,015,546)
Long-term portion of debt	$123,203

(1)	Includes $50,000 related party debt

Note 11 - Related Party Transactions

A shareholder of the Company was paid $22,500 and $45,000 as consulting fees in each of the three and six months ended December 31, 2024 and 2023.

A director of the Company was paid $59,700 and $79,200, respectively, as consulting fees in the three and six months ended December 31, 2024 and was paid $19,200 and $39,000, respectively, as consulting fees in the three and six months ended December 31, 2023.

A director of the Company was paid $60,495 and $86,445, respectively, in the three and six months ended December 31, 2024 and $37,016 and $76,070, respectively in the three and six months ended December 31, 2023 as consulting fees.

In December 2019, the Company received $50,000 of proceeds from a promissory note, entered into with an executive of the Company, which bears interest at the rate of 12% per annum and matures on the earlier of the nine-month anniversary of the loan or the completion of an initial public offering. The balance of this note was $50,000 as of December 31, 2024 and June 30, 2024.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For The Three and Six Months ended December 31, 2024 and 2023

(Unaudited)

Note 12 – Lease Commitments

Finance Leases

In July 2023, the Company entered into an equipment lease for $340,048. The related finance liability has an implied interest rate of 11.16% per annum and requires 5 equal annual payments due on September 1 of each year. As of December 31, 2024 and June 30, 2024, the balance of the finance liability was $203,862 and $272,669, respectively.

The present value of future minimum lease payments due at December 31, 2024, was as follows:

2025	-
2026	81,459
2027	81,459
Thereafter	81,458
Total minimum payments	244,376
Less: amount representing interest	(40,514)
Present value of minimum payments	$203,862
Less: current portion	(60,559)
Long term portion	$143,303

The Company has determined to amortize the lease over the useful life of the equipment or ten (10) years and put the equipment into service in September 2024. The Company recorded amortization of $11,335 in the three and six months ended December 31, 2024.

Operating Leases

The Company leases its instructional facilities under non-cancelable operating leases expiring at various dates through 2034. In most cases, the facility leases require the Company to pay various operating expenses of the facilities in addition to base monthly lease payments. In certain cases, the Company has options available under its leases to renew, and certain leases contain ordinary rental escalations on the space. Rent expense for the certain leases described above is recorded evenly over each lease term. The difference between rent expense recorded and the amount paid is reflected as deferred rent on the accompanying balance sheets for those leases with rent escalation clauses.

The Company uses its incremental borrowing rate based on the information available at the commencement to determine the present value of lease payments over the lease term. As of December 31, 2024, the weighted average incremental borrowing rate used by the Company was approximately 6.7%, and the weighted average remaining years left on outstanding leases was 7.83 years.

The present value of future minimum lease payments due at December 31, 2024 was as follows:

2025	$1,745,795
2026	3,026,432
2027	2,126,398
2028	1,954,026
2029	1,876,893
After 2029	8,956,056
Total future minimum operating lease payments	19,685,600
Less: imputed interest	(4,717,489)
Total	14,968,111
Current portion of operating lease	2,512,695
Long term portion of operating lease	$12,455,416

Total rent expense and related taxes and operating expenses under operating leases for the three and six months ended December 31, 2024 were $994,159 and $1,993,274, respectively. Total rent expense and related taxes and operating expenses under operating leases for the three and six months ended December 31, 2023 were 840,026 and $1,707,650, respectively.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For The Three and Six Months ended December 31, 2024 and 2023

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	December 31, 2024	June 30, 2024

Operating lease right-of-use assets	$14,721,700	$3,575,369

Operating lease liability - current	$2,512,695	$1,868,560
Operating lease liability – non-current	12,455,416	1,947,620
Total operating lease liability	$14,968,111	$3,816,180

Other supplemental information:

	For the six months ended December 31,
	2024	2023
Cash paid for operating lease	$1,253,157	$1,251,902

Note 13 – Stockholders’ Equity

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

As of December 31, 2024 and June 30, 2024, the Company had 110,000,000 shares of authorized capital, par value $0.001, of which 100,000,000 shares are designated as common stock, and 10,000,000 shares are designated as preferred stock, which have liquidation preference over the common stock and are non-voting.

Equity Transactions

In August 2024, 76,000 stock options were exercised at $0.52 per share of common stock.

On September 27, 2024, the Company completed its initial public offering of 2,500,000 shares, priced at $4.00 per share. Concurrently the Company issued 2,013 shares as true up shares as a result of the 1-for-2 reverse split.

During the three months ended December 31, 2024, 10,044 stock options were exercised at $3.74 per share of common stock.

During the three months ended December 31, 2024, the Company issued 375,000 common shares in respect to the underwriters’ option to purchase up to an additional 375,000 shares of common stock to cover allotments.

On December 18, 2024, the Company issued 118,906 common shares pursuant to the terms of the APA.

No shares were issued during the six months ended December 31, 2023.

As of December 31, 2024 and June 30, 2024 the Company had 12,373,112 and 9,291,149 shares of common stock outstanding, respectively, and no shares of preferred stock issued and outstanding.

Note 14 - Share-Based Compensation Plans

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

Legacy Education Inc.

Notes to Consolidated Financial Statements

For The Three and Six Months ended December 31, 2024 and 2023

(Unaudited)

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

A summary of the activity related to stock option units granted is as follows:

		Summary of Stock Options Outstanding
	Total Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (Years)
Outstanding as of June 30, 2024	1,825,171	3.26	8.30
Granted	250,000	4.00	10
Exercised	(86,044)	0.44	-
Forfeited, canceled, or expired	-	-	-
Outstanding as of December 31, 2024	1,989,127	3.45	8.37
Exercisable as of December 31, 2024	1,431,732	3.30	7.94

		Summary of Stock Options Outstanding
	Total Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (Years)
Outstanding as of June 30, 2023	400,000	1.54	4.14
Granted	-	-	-
Exercised	-
Forfeited, canceled, or expired	-
Outstanding as of December 31, 2023	400,000	1.54	3.39
Exercisable as of December 31, 2023	400,000	1.54	3.39

Legacy Education Inc.

Notes to Consolidated Financial Statements

For The Three and Six Months ended December 31, 2024 and 2023

(Unaudited)

A summary of the activity related to vested and unvested stock option units granted is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)
Balance – June 30, 2023, unvested	-	$-	$-	-
Options issued	1,425,171	3.74	1.84	10.00
Options vested	(987,534)	3.74	1.84	10.00
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance – June 30, 2024, unvested	437,637	$3.74	1.84	9.75
Options issued	250,000	4.00	1.94	10.00
Options vested	(130,242)	3.78	1.86
Options expired	-	-	-	-
Balance – December 31, 2024, unvested	557,395	$3.85	$1.88	9.48

The Company valued options issued in April 2024 using the Black Scholes model utilizing volatility 45%, and a risk-free rate of 4.18%. The fair value of the options was $1.84 per option.

The Company valued options issued in September 2024 using the Black Scholes model utilizing volatility 45%, and a risk-free rate of 3.75%. The fair value of the options was $1.94 per option.

The Company recorded share-based compensation expense of $109,157 and $176,188 during the three and six months ended December 31, 2024, which is included in educational services. Unamortized compensation expense associated with unvested options is $1,045,157 and $737,333 as of December 31, 2024 and June 30, 2024, respectively. The weighted average period over which these costs are expected to be recognized is approximately 2.45 and 2.75 years.

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

Legacy Education Inc.

Notes to Consolidated Financial Statements

For The Three and Six Months ended December 31, 2024 and 2023

(Unaudited)

Composite Score

As described above, ED requires institutions to meet standards of financial responsibility. ED deems an institution financially responsible when the composite score is at least 1.5. The Company’s composite score was 3.0 for the fiscal year ended June 30, 2024.

90/10 Disclosure

The Company derives a substantial portion of its revenues from student financial aid received by its students under the Title IV programs administered by ED pursuant to the Higher Education Act. To continue to participate in the student financial aid programs, the Company must comply with the regulations promulgated under the Higher Education Act. The regulations restrict the proportion of cash receipts for tuition and fees from eligible programs to not more than 90% from Title IV programs (the “90/10 revenue test”). If an institution fails to satisfy the test for one year, its participation status becomes provisional for two consecutive fiscal years. If the test is not satisfied for two consecutive years, eligibility to participate in Title IV programs is lost for at least two fiscal years. Using ED’s cash-basis, regulatory formula under the 90/10 Rule, as in effect for its 2024 fiscal year, HDMC, CCC and Integrity derived 87.55%,79.51% and 84.19% for its 90/10 revenue from Title IV program funds, respectively, for the fiscal year ended June 30, 2024.

Litigation

The Company is unaware of any other pending or threatened litigation arising from services currently or formerly performed by the Company. The Company is unaware of any possible claiming that could have a material adverse effect on the Company’s business, results of operations or financial condition.

Note 16 – Subsequent Events

A total of 7,445 stock options were exercised in February 2025 at $3.74 per share.

On February 1, 2025 the Company entered into a lease extension agreement with a lessor for a property located in Temecula, CA under which a lease originally entered into in January 2018 and expiring in January 2026 was extended for a further two (2) years, expiring on January 31, 2028. Under the terms of lease extension agreement, the Company will pay base rent of a cumulative $46,004 commencing February 1, 2026 and $47,155 commencing February 1, 2027 and shall receive and abatement for each of months 12 and 14 of the term. The lease may be further extended for up to three (3) additional 12-month terms no later than 12 months prior to the lease expiration. All other terms and conditions of he original lease remain in effect during the extension term.

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

Throughout this Quarterly Report on Form 10-Q references to “we,” “our,” “us,” the “Company,” or “Legacy,” refer to Legacy Education Inc.

Overview

We provide career-focused, post-secondary education services to students at all stages of adult life, from recent high school graduates to working parents, through our accredited academic institutions: High Desert Medical College, which we acquired in July 2010, Central Coast College, which we acquired in January 2019, Contra Costa Medical Career College, which we acquired in December 2024, and Integrity College of Health. On December 31, 2019, we entered into a Membership Interest Purchase Agreement with the sole member of Integrity. We purchased from the sole member of Integrity on that date 24.5% of her interest and obtained an exclusive option to acquire her remaining membership interest upon payment of $100, which was exercised on September 15, 2020. For purposes of our financial statements, the acquisition of Integrity is deemed to have been effective as of December 31, 2019. We recently acquired Contra Costa Medical Career College in December 2024.

High Desert Medical College

HDMC was established in the State of California in 2002 and began offering classes in 2003. It started with campuses in Lancaster, California, and added its first branch in 2008 in Bakersfield, California. Due to enrollment growth and high demand for its services, HDMC expanded to add a branch campus in Temecula, California campus in order to accommodate 250 to 400 additional students. HDMC offers UT, VN, VN Associate of Applied Science degree program, Associate Degree of Nursing, nursing assistant, MRI Associate of Applied Science, cardiac sonography, pharmacy technician, dental assisting, clinical medical assisting, medical administrative assisting programs, medical billing and coding, veterinary assistant, phlebotomy technician avocational, nursing assistant avocational, and UT Associate of Applied Science degree programs. HDMC also plans to offer an emergency medical technician (EMT) program beginning in October 2024 and is in the process of obtaining approvals for the program (for which HDMC is not planning to apply for ED approval to make Title IV Program funds available for students who enroll in the program). As of December 31, 2024, HDMC had 1,774 students enrolled in its programs.

Central Coast College

CCC was established in the State of California in 1983. In 1991, CCC moved to its current location in Salinas, California to accommodate growing enrollment numbers and the addition of new training programs.

CCC offers the following certificate or degree programs: business administrative specialist, computer specialist: accounting, medical administrative assistant, medical assisting, nursing assistant, UT, UT Associate of Applied Science, veterinary assistant, veterinary technology Associate of Applied Science, and VN. CCC also offers an avocational phlebotomy technician program. CCC also has obtained approval from ACCET to offer the following programs and plans to begin doing so in October 2024, pending additional approvals: surgical technology (Associate of Applied Science), dental assisting, and sterile processing technician. CCC is also in the process of applying for approvals for a pharmacy technician program and an Associate Degree in Nursing program that it intends to provide in the future. As of December 31, 2024, CCC had 448 students enrolled in its programs.

Integrity College of Health

Integrity was established in the State of California in 2007. Integrity’s campus is located in Pasadena, California. Integrity offers VN, VN Associate of Applied Science, Registered Nurse to Bachelor of Science in Nursing (“RN to BSN”), medical assisting, medical billing and coding, veterinary assistant, and Diagnostic Medical Sonography programs. Integrity also plans to offer an emergency medical technician (EMT) program beginning in October 2024 and is in the process of obtaining approvals for the program (for which Integrity is not planning for ED approval to make Title IV funds available for students who enroll in the program). For purposes of our financial statements, Legacy Education, L.L.C. is deemed to have acquired Integrity in December 2019. As of December 31, 2024, Integrity had 157 students enrolled in its programs.

Contra Costa Medical Career College

Contra Costa was established in the state of California in 2007.  Contra Costa’s campus is located in Antioch, California.   Contra Costa offers VN, surgical technology, sterile processing technician, medical assisting, diagnostic medical sonography, EKG/ECG technician, and medical administrative assistant/billing and coding specialist.

Recent Developments

On December 18, 2024, Legacy Education Antioch, LLC, a wholly-owned subsidiary of Legacy LLC (as defined herein) (the “Buyer”), completed its previously announced acquisition of substantially all of the assets comprising the postsecondary institution known as Contra Costa Medical Career College located in Antioch, California (the “CCMCC Assets”) pursuant to that certain asset purchase agreement (the “APA”) dated October 22, 2024 by and among the Buyer, Legacy Education Inc. (the “Company”), Legacy Education, LLC, a wholly-owned subsidiary of the Company (“Legacy LLC” and together with the Company and the Buyer, the “Buyer Parties”), Contra Costa Medical Career College, Inc. (“CCMCC”), Contra Costa Medical Career College Online, Inc. (“CCMCC Online” and together with CCMCC, “Sellers”), and, solely with respect to certain portions of the APA, Stacey Orozco and Bulmaro Orozco, the sole owners CCMCC and CCMCC Online (collectively, the “Owners”), as previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2024.

Pursuant to the APA, on the Closing Date, the Buyer acquired the CCMCC Assets for: (i) $6,133,079 paid in cash on the Closing Date (which was $6,600,000 pursuant to the APA adjusted for certain estimated closing capital as set forth in the APA); (ii) the delivery by the Buyer to the Sellers of a promissory note (the “Note”) in the principal amount of $400,000, which Note is guaranteed by the Company and Legacy LLC, accrues interest at a rate of 6% per annum and is payable in 12 equal monthly installments beginning on the one-month anniversary of the Closing Date; and (iii) the issuance of 118,906 shares (the “Legacy Shares”) of the Company’s common stock to Equiniti Trust Company, LLC (“Equiniti”), as escrow agent for CCMCC, pursuant to the that certain Stock Escrow Agreement by and among the Buyer, CCMCC and Equiniti dated as of December 18, 2024 (the “Stock Escrow Agreement”). The Legacy Shares will be held in escrow for a period of one year following the Closing Date and subject to any indemnification claims made by the Buyer pursuant to the APA that are not fully resolved and satisfied prior to the end of such one-year period either by payments made by Sellers or by offsets made by Buyer against any one or more of the payments due under the Note.

Regulatory Updates

Acquisition Agreement with Contra Costa Medical Career College

As previously reported on a Current Report on Form 8-K filed with the SEC, on October 22, 2024, Legacy Education Antioch, LLC, a wholly-owned subsidiary of Legacy LLC (as defined herein) (the “Buyer”) entered into an asset purchase agreement (the “APA”) with Legacy Education Inc. (the “Company”), Legacy Education, LLC, a wholly-owned subsidiary of the Company (“Legacy LLC” and together with the Company and the Buyer, the “Buyer Parties”), Contra Costa Medical Career College, Inc. (“CCMCC”), Contra Costa Medical Career College Online, Inc. (“CCMCC Online” and together with CCMCC, “Sellers”) and, solely with respect to certain portions of the APA, Stacey Orozco and Bulmaro Orozco, the sole owners CCMCC and CCMCC Online (the “CCMCC Transaction”). The CCMCC Transaction was consummated on December 18, 2024.

When a company acquires an institution that is eligible to participate in the Title IV Programs, like CCMCC, the acquisition generally will result in the institution undergoing a change of ownership resulting in a change of control as defined by ED and under the rules of other educational agencies and accreditors. Upon such a change, an institution’s eligibility to participate in the Title IV Programs is generally suspended until it has applied for recertification by ED as an eligible school under its new ownership, which requires that the school also re-establish its state authorization and accreditation. ED may temporarily and provisionally certify an institution seeking approval of a change of control under certain circumstances while ED reviews the institution’s application. The temporary provisional certification typically remains in effect on a month-to-month basis during ED’s review of the application as long as the school timely submits certain documentation during the course of ED’s review. Legacy timely submitted a materially complete change in ownership application to ED and CCMCC is now a party to a temporary provisional program participation agreement (“TPPPA”) that allows CCMCC to continue participating in the Title IV Programs. CCMCC also timely filed the required documentation for the TPPPA to remain in effect during ED’s review of the change of ownership.

CCMCC’s TPPPA contains conditions on its participation in the Title IV Programs that are typically imposed by ED when a change of ownership occurs. These conditions include restrictions on growth (e.g., the addition of new programs and locations, increase in credential level, change in program length), bi-weekly and monthly financial reporting, and a reporting requirement related to certain types of student complaints. If CCMCC does not timely comply with these reporting requirements, or its reports contain information of concern to ED, ED may request further information from CCMCC or the Company or take action against CCMCC or the Company.

We cannot predict the timing or outcome of ED’s review of the change of ownership of CCMCC. The time required for ED to act on such an application for approval of a change of ownership resulting in a change of control may vary substantially. ED recertification of an institution following a change of control will be on a provisional basis if ED approves the institution’s application and could contain restrictions or conditions depending on the outcome of its review of the institution under the new ownership including its administrative capability and financial stability. See Annual Report at Form 10-K at “Education Regulations” and “School Acquisitions.”

The approval processes for state and accrediting agencies vary in scope and timing with some agencies requiring approval prior to the acquisition and others not conducting their review until after the acquisition has taken place. With regard to the agencies that accredit CCMCC and CCMCC Online, authorize them to operate in the state of California, or approve their programs:

●	California Bureau for Private Postsecondary Education (“BPPE”): Institutions that are licensed by BPPE by means of accreditation, like CCMC, are required to notify BPPE of the change within 30 days of the change and demonstrate that the substantive change was made in accordance with the institution’s accreditation standards. CCMCC submitted an Application for a Change of Business Organization/Control/Ownership to BPPE on January 16, 2025 which included ACCET’s approval of the change of ownership. By letter dated January 31, 2025, BPPE approved CCMCC to operate under its new ownership.

●	Accrediting Council for Continuing Education and Training (“ACCET”): ACCET accreditation standards require that institutions undergoing a change in ownership or control submit notice at least ten days prior to a prospective agreement for the change. ACCET also requires submission of an application for approval of the change in ownership or control within ten days following the change. CCMCC submitted the application on December 27, 2024. By letter dated January 15, 2025, ACCET reinstated CCMCC’s accreditation following the change in ownership.
●	California State Approving Agency for Veterans Education (“CSAAVE”): CSAAVE requires approved institutions to make a post-change submission to CSAAVE for approval of the change when there has been a material change to the institution’s current approval. CCMCC provided notice to CSAAVE of the change on November 12, 2024 and is preparing to submit the change of ownership forms.
●	Accreditation Bureau of Health Education Schools (“ABHES”): ABHES requires institutions that hold ABHES programmatic accreditation to notify it of any change in organizational oversight or legal structure, and to submit a completed application for change in legal status, ownership, or control within five days after the change. CCMCC submitted the application on December 23, 2024. By letter dated January 29, 2025, ABHES approved the change in ownership.
●	California Board of Vocational Nursing and Psychiatric Technicians (“BVNPT”): BVNPT instructed CCMCC to submit formal notification of the change of ownership after receiving BVNPT’s approval to admit a new class of students. CCMCC received such approval on February 4, 2025 and submitted the required form for the change of ownership on February 12, 2025.
●	California Department of Public Health, Laboratory Field Services (“CDPH”): CDPH requires certain training programs undergoing a change of ownership to notify CDPH within 30 days after the change has occurred and submit a new application package. CCMCC notified CDPH of the change and submitted the application on February 6, 2025.

If agencies require us to obtain approvals in connection with the CCMCC Transaction, we will be required to undergo an application process for approvals from the applicable agencies and could be subject to conditions or restrictions (or loss of approval) depending on the outcome of the approval process. We will be required to make or obtain notices and/or approvals prior to the CCMCC Transaction from those agencies that require notice and/or approval to be made or obtained prior to the occurrence of a change in ownership or control. If any applicable agencies determine that we did not follow required procedures in providing notification and seeking approval of the CCMCC Transaction, or if any agencies do not approve the CCMCC Transaction, we could be subject to sanctions by the applicable agencies including loss of CCMCC’s approvals from these agencies.

Negotiated Rulemaking

ED has promulgated a substantial number of new regulations in recent years that impact our business on a broad range of topics that have had significant impacts on our business, requiring a large number of reporting and operational changes and resulting in changes to and elimination of certain educational programs. Future regulatory actions by ED or other agencies that regulate our institutions are likely to occur and to have significant impacts on our business, require us to change our business practices and incur costs of compliance and of developing and implementing changes in operations, as has been the case with past regulatory changes. See Annual Report at Form 10-K at “Negotiated Rulemaking.”

In October through December 2023, ED conducted negotiated rulemaking to develop new regulations related to student debt relief. ED published proposed regulations on this topic on April 17, 2024, and October 31, 2024. However, ED subsequently withdrew these proposed regulations effective December 20, 2024.

In January through March 2024, ED conducted negotiated rulemaking to prepare proposed regulations on a variety of topics including but not limited to cash management, state authorization, distance education, return of Title IV, and accreditation. In December 2024, ED announced that it terminated its negotiated rulemaking process with respect to state authorization, accreditation, and cash management. ED could initiate additional negotiated rulemaking on a variety of topics in the future. ED could also publish new or revised guidance in the future on a variety of topics that could subject us to additional requirements. We cannot predict the ultimate timing, content, and impact of any regulations and guidance ED might propose and ultimately adopt.

On July 24, 2024, ED published proposed regulations to the Federal Register related to return of Title IV calculations and distance education. On January 3, 2025, ED published final regulations pertaining to returns of Title IV Program funds, which have a general effective date of July 1, 2026. The final regulations cover topics including calculating the date a student withdrew from the institution, refunds for clock hour programs, refunds for modules, and refunds for students who do not begin attendance at the school or who withdraw from school. The final regulations also add a definition of “distance education course” and require reporting related to student enrollment in distance education courses, but did not include other distance education proposals such as attendance requirements for distance education programs.

There are indications based on the recent elections that the new administration, and potentially the U.S. Congress, will attempt to dissolve ED, diminish its operational role, and/or transfer some or all of its functions to one or more agencies. We continue to monitor developments in this area, but cannot yet predict whether the administration or Congress will be successful in implementing such a proposal or whether such a proposal would disrupt or change the availability of Title IV funds to us and our students or change the rules applicable to us and our schools to continue receiving Title IV funds. Any executive or legislative action impacting ED, the availability of Title IV funds, or the rules applicable to us could have a material adverse effect on us and our institutions.

We cannot predict with certainty the ultimate combined impact of the regulatory changes which have occurred in recent years, nor can we predict the effect of future legislative or regulatory action by federal, state or other agencies regulating our education programs or other aspects of our operations, how any resulting regulations will be interpreted or whether we and our institutions will be able to comply with these requirements in the future. Any such actions by legislative or regulatory bodies that affect our programs and operations could have a material adverse effect on us and our student population and our institutions, including the need to cease offering a number of programs.

90/10 Rule

Under the HEA, a proprietary institution that derives more than 90% of its total revenue from the Title IV Programs or, for fiscal years beginning on or after January 1, 2023, from all federal educational assistance funds, for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV Programs and may not reapply for eligibility until the end of at least two fiscal years (“90/10 Rule”). An institution whose receipts of applicable funds exceeds 90% of revenue for a single fiscal year will be placed on provisional certification, be required to notify ED and its students of the possibility of a loss of Title IV Program eligibility, and may be subject to other enforcement measures, including a requirement to submit a letter of credit. See Annual Report at Form 10-K at “90/10.” We have calculated the 90/10 Rule percentages for the 2024 fiscal year as follows for HDMC, CCC and Integrity: HDMC 87.55%; CCC 79.51%; and Integrity 84.19%, respectively.

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

Impairment of long-lived assets

We evaluate the recoverability of our long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. We had no long-lived asset impairments as of December 31, 2024, September 30, 2024 and June 30, 2023, respectively

Income taxes

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

Results of Operations

Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023

The following table sets forth our consolidated statements of income data as a percentage of revenue for the three months ended December 31, 2024 and 2023:

	Three months ended December 31,		Percentage Change
	2024	2023	(decrease)
Revenue	100%	100%
Costs and expenses:
Educational services	54.8%	52.4%	2.4%
General and administrative	31.9%	31.1%	0.8%
General and administrative – related party	0.3%	0.4%	-0.1%
Depreciation and amortization	0.8%	0.6%	0.2%
Total costs and expenses	87.8%	84.5%	3.3%
Operating income	12.2%	15.5%	-3.3%
Interest expense	-0.2%	-0.3%	0.1%
Interest income	2.1%	1.7%	0.4%
Income before income taxes	14.1%	16.9%	-2.8%
Income tax expense	-3.9%	-4.7%	0.8%
Net income	10.2%	12.2%	-2.0%

Revenue. Our revenue was approximately $13.7 million for the three months ended December 31, 2024 compared to approximately $10.5 million for the three months ended December 31, 2023, an increase of approximately $3.2 million, or approximately 29.2%. The increase is primarily due to a 44.8% increase in ending enrollment from 1,912 to 2,768 supported by a 3.0% increase in starts from 337 to 347 in the quarter compared to prior year as well as the acquisition of CCMCC adding 389 students.

Educational services. Our educational services expense was approximately $7.5 million for the three months ended December 31, 2024 compared to approximately $5.5 million for the three months ended December 31, 2023, an increase of approximately $2.0 million, or approximately 35.3%. The increase was primarily attributable to the increased instructional and staffing required to support the increase in enrollments as well as increased rent and externship fees and public company costs and our investments in our RN program.

General and administrative expense. Our general and administrative expense was approximately $4.3 million for the three months ended December 31, 2024 compared to approximately $3.2 million for the three months ended December 31, 2023, an increase of approximately $1.1 million, or approximately 32.5%. The increase was primarily attributable to an increase in marketing expense, professional fees and bad debt expense. Of the total general and administrative expense, $1.15 million and $1.0 million relate to marketing expense for the first quarter of fiscal 2025 and 2024, respectively.

Depreciation and amortization. Our depreciation and amortization expense was approximately $0.1 million for the three months ended December 31, 2024 compared to approximately $0.1 million for the three months ended December 31, 2023.

Interest expense. Our interest expense was approximately $0.0 for the three months ended December 31, 2024 compared to approximately $0.0 for the three months ended December 31, 2023.

Income tax expense. Our income tax expense was approximately $0.5 million for the three months ended December 31, 2024 compared to approximately $0.5 million for the three months ended December 31, 2023.

Net Income. Our net income was approximately $1.4 million for the three months ended December 31, 2024 compared to approximately $1.3 million for the three months ended December 31, 2023, an increase of approximately $0.1 million, or approximately 8.5%, due to the reasons mentioned above.

Six Months Ended December 31, 2024 Compared to Six Months Ended December 31, 2023

The following table sets forth our consolidated statements of income data as a percentage of revenue for the six months ended December 31, 2024 and 2023:

	Six months ended December 31,		Percentage Change
	2024	2023	(decrease)
Revenue	100%	100%
Costs and expenses:
Educational services	53.1%	53.8%	-0.7%
General and administrative	30.1%	30.8%	-0.7%
General and administrative – related party	0.5%	0.4%	0.1%
Depreciation and amortization	0.7%	0.6%	0.1%
Total costs and expenses	84.4%	85.6%	-1.2%
Operating income	15.6%	14.4%	1.2%
Interest expense	-0.2%	-0.3%	0.1%
Interest income	2.0%	1.6%	0.4%
Income before income taxes	17.4%	15.7%	1.7%
Income tax expense	-4.8%	-4.4%	-0.4%
Net income	12.6%	11.3%	1.3%

Revenue. Our revenue was approximately $27.6 million for the six months ended December 31, 2024 compared to approximately $20.9 million for the six months ended December 31, 2023, an increase of approximately $6.7 million, or approximately 32.1%. The increase is primarily due to a 44.8% increase in ending enrollment from 1,912 to 2,768 supported by a 16.2% increase in starts from 964 to 1,120 in the quarter compared to prior year as well as the acquisition of CCMCC adding 389 students.

Educational services. Our educational services expense was approximately $14.7 million for the six months ended December 31, 2024 compared to approximately $11.3 million for the six months ended December 31, 2023, an increase of approximately $3.5 million, or approximately 30.4%. The increase was primarily attributable to the increased instructional and staffing required to support the increase in enrollments as well as increased rent and externship fees and public company costs and our investments in our RN program.

General and administrative expense. Our general and administrative expense was approximately $8.3 million for the six months ended December 31, 2024 compared to approximately $6.4 million for the six months ended December 31, 2023, an increase of approximately $1.9 million, or approximately 29.2%. The increase was primarily attributable to an increase in marketing expense, professional fees and bad debt expense. Of the total general and administrative expense, $2.3 million and $2.1 million relate to marketing expense relate for the first six months of fiscal 2025 and 2024, respectively.

Depreciation and amortization. Our depreciation and amortization expense was approximately $0.2 million for the six months ended December 31, 2024 compared to approximately $0.1 million for the six months ended December 31, 2023.

Interest expense. Our interest expense was approximately $0.1 for the six months ended December 31, 2024 compared to approximately $0.1 for the six months ended December 31, 2023.

Income tax expense. Our income tax expense was approximately $1.3 million for the six months ended December 31, 2024 compared to approximately $0.9 million for the six months ended December 31, 2023, an increase of approximately $0.4 million, or approximately 45.9%. The increase is primarily attributable to the increase in income.

Net Income. Our net income was approximately $3.5 million for the six months ended December 31, 2024 compared to approximately $2.4 million for the six months ended December 31, 2023, an increase of approximately $1.1 million, or approximately 47.9%, due to the reasons mentioned above.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $16.9 million and $10.4 million as of December 31, 2024, and June 30, 2024, respectively.

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

Capital expenditures were approximately $0.4 million and $0.3 million for the six months ended December 31, 2024, and 2023, respectively.

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

Cash Flow Activities for the Six Months Ended December 31, 2024 and 2023

Operating activities

Net cash provided by operating activities was approximately $3.8 million and $2.9 million for the six months ended December 31, 2024, and 2023, respectively. The increase of approximately $0.9 million is primarily attributable to an increase in earnings.

Investing activities

Net cash used in investing activities was approximately $6.6 million for the six months ended December 31, 2024, and approximately $0.3 million for the six months ended December 31, 2023, an increase of approximately $6.3 million primarily attributed to the acquisition of CCMCC of $6.1 million.

Financing activities

Net cash provided by financing activities was approximately $9.2 million for the six months ended December 31, 2024, and net cash used of approximately $0.3 million for the six months ended December 31, 2023, an increase of approximately $8.8 million due to the net proceeds of $9.2 million from our initial public offering (“IPO”).

Financings

●	From July 2021 to September 2021, the Company issued 108,333 shares of common stock to investors at a purchase price of $3.00 per share for total proceeds of $325,000.

●	From July 2022 to June 2023, the Company issued dividends of $929,116

●	From July 2024 to September 2024, the Company issued 2,500,000 shares of common stock as part of its IPO at a price of $4.00 per share for gross proceeds of $10,000,000

●	From October 2024 to December 2024, the Company issued 375,000 shares of common stock pursuant to the exercise of the over-allotment option by the underwriters to the IPO, at a price of $4.00 per share for gross proceeds of $1,500,000.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three or six months ended December 31, 2024, and 2023. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

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

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We expect to adopt this policy effective for the fiscal year ended June 30, 2025 and are currently evaluating the impact of adopting ASU 2023-07 on our financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and recognizes that any control and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There have been no significant changes in our internal control over financial reporting during the three and six months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2024 as filed with the SEC on October 1, 2024 (“Annual Report”). Other than the information set forth in this Form 10-Q, including the section titled “Regulatory Updates,” there have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities.

On December 18, 2024, we issued 118,906 shares of common stock to Contra Costa Medical Career College (“CCMC”) pursuant to that certain asset purchase agreement (the “APA”) dated October 22, 2024 by and among the Buyer, Legacy Education Inc. (the “Company”), Legacy Education, LLC, a wholly-owned subsidiary of the Company (“Legacy LLC” and together with the Company and the Buyer, the “Buyer Parties”), CCMC, Contra Costa Medical Career College Online, Inc. (“CCMCC Online” and together with CCMCC, “Sellers”), and, solely with respect to certain portions of the APA, Stacey Orozco and Bulmaro Orozco, the sole owners CCMCC and CCMCC Online (collectively, the “Owners”). The shares of common stock are being held in escrow by Equinti Trust Company, LLC for a period of one year from the date of issuance.

The foregoing issuance was made in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended.

(b) Use of IPO Proceeds.

On September 27, 2024, we completed our IPO pursuant to which we issued and sold 2,500,000 shares of common stock at a price of $4.00 per share. We also issued 375,000 shares of common stock pursuant to the exercise by the underwriters of their over-allotment option, at a price to the public of $4.00 per share in the second quarter of fiscal 2025. The securities were sold pursuant to our Registration Statement on Form S-1 (File No. 333-281586) which was declared effective by the SEC on September 25, 2024.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the six months ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION INC.

Date: February 13, 2024	By:	/s/ LeeAnn Rohmann
LeeAnn Rohmann
Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2024	By:	/s/ Brandon Pope
Brandon Pope
Chief Financial Officer
(Principal Financial and Accounting Officer)

