Form 10-Q
period 2025-03-31
Legacy Education Inc.
filed 2025-05-15
CIK 1836754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of May 10, 2025 was 12,380,557.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains certain forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “believes,” “will,” “expects,” “anticipates,” “estimates,” “predicts,” “potential,” “continues” “intends,” “plans” and “would” or the negative of these terms or other comparable terminology. For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, and plans are all forward-looking statements. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	compliance with the extensive existing regulatory framework applicable to our industry or our failure to timely obtain and maintain regulatory approvals and accreditation;

●	compliance with continuous changes in applicable federal laws and regulations including new and pending rulemaking by the U.S. Department of Education;

●	the effect of current and future laws and executive orders related to the Title IV Programs and current and future Title IV Program regulations arising out of negotiated rulemakings, including any potential reductions or disruptions in funding or restrictions on the use of funds received through Title IV Programs;

●	successful updating and expansion of the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;

●	uncertainties regarding our ability to comply with current and future federal and state laws and regulations and accrediting body standards, including but not limited to the 90/10 Rule and limits on cohort default rates;

●	successful implementation of our strategic plan;

●	our inability to maintain eligibility for or to process federal student financial assistance;

●	regulatory investigations of, or actions commenced against, us or other companies in our industry;

●	changes in the state regulatory environment or budgetary constraints;

●	enrollment declines or challenges in our students’ ability to find employment as a result of economic conditions;

●	maintenance and expansion of existing industry relationships and develop new industry relationships;

●	a loss of members of our senior management or other key employees;

●	uncertainties associated with opening of new campuses and closing existing campuses;

●	uncertainties associated with integration of acquired schools;

●	industry competition;

●	the effect of any cybersecurity incident; and

●	general economic conditions.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Legacy Education Inc.

(dba High Desert Medical College)

(dba Central Coast College)

(dba Integrity College of Health)

(dba Contra Costa Medical Career College)

Condensed Consolidated Financial Statements for the three and nine months ended March 31, 2025 and 2024

Legacy Education Inc.

Condensed Consolidated Balance Sheets

	March 31, 2025 (Unaudited)	June 30, 2024 *

ASSETS
Current assets
Cash and cash equivalents	$17,326,998	$10,376,149
Accounts receivable, net of $3,048,824 and $688,848 allowance for doubtful accounts as of March 31, 2025 and June 30, 2024, respectively	15,832,308	13,038,241
Prepaid expenses	1,318,121	1,032,325
Other receivables	797,234	140,894
Total current assets	35,274,661	24,587,609

Property and equipment, net	1,968,973	989,952
Operating lease right-of-use asset	16,409,741	3,575,369
Financing lease right-of-use asset	320,212	340,048
Intangible assets	3,651,188	1,054,947
Goodwill	6,595,270	1,929,326
Accounts receivable, long-term	1,478,082	1,381,194
Deferred income tax assets	898,000	898,000
Security deposits	503,133	416,605
Total assets	$67,099,260	$35,173,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,869,167	$3,862,895
Accrued income tax payable	72,088	1,443,335
Deferred, unearned tuition	5,923,086	2,585,747
Other current liabilities	54,810	24,201
Current portion of debt	867,266	574,244
Debt owed, related party	50,000	50,000
Current portion of financing lease	62,241	57,260
Current portion of operating lease liability	2,424,490	1,868,560
Total current liabilities	13,323,148	10,466,242

Debt, net of current portion	106,854	123,862
Financing lease, net of current portion	147,283	215,409
Other liabilities	16	905
Operating lease liability, net of current portion	14,244,357	1,947,620
Total liabilities	27,821,658	12,754,038

Commitments and contingencies

Stockholders’ equity
Preferred stock: $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value, 100,000,000 shares authorized, 12,380,557 and 9,291,149 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively	12,380	9,291
Additional paid in capital	26,734,488	16,186,251
Retained earnings	12,530,734	6,223,470
Total stockholders’ equity	39,277,602	22,419,012
Total liabilities and stockholders’ equity	$67,099,260	$35,173,050

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legacy Education Inc.

Condensed Consolidated Income Statements

for the three and nine months ended March 31, 2025 and 2024

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
Revenue
Tuition and related income, net	$18,577,565	$12,329,665	$46,217,790	$33,247,896

Operating expenses
Educational services	10,116,976	6,544,156	24,800,776	17,802,629
General and administrative	4,618,026	3,310,191	12,933,202	9,745,797
General and administrative – related party	46,500	42,000	170,700	126,000
Depreciation and amortization	130,066	68,010	317,046	189,172
Total costs and expenses	14,911,568	9,964,357	38,221,724	27,863,598

Operating income	3,665,997	2,365,308	7,996,066	5,384,298

Interest expenses	(26,342)	(39,763)	(84,010)	(103,298)
Interest income	305,382	205,311	861,800	527,020
Total other income/(expenses)	279,040	165,548	777,790	423,722

Income before income tax expenses	3,945,037	2,530,856	8,773,856	5,808,020
Income tax expenses	(1,127,572)	(736,905)	(2,466,592)	(1,654,512)
Net income	$2,817,465	$1,793,951	$6,307,264	$4,153,508

Net income per share
Basic net income per share	$0.23	$0.19	$0.56	$0.45
Diluted net income per share	$0.21	$0.19	$0.51	$0.43

Weighted average number of common stock outstanding
Basic weighted average shares outstanding	12,377,420	9,291,149	11,309,831	9,291,149
Diluted weighted average shares outstanding	13,528,144	9,691,149	12,460,555	9,691,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legacy Education Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

for the three and nine months ended March 31, 2025 and 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional paid in	Retained
	Shares	Amount	Shares	Amount	capital	Earnings	Total
Balance, June 30, 2024	-	$-	9,291,149	$9,291	$16,186,251	$6,223,470	$22,419,012

Exercise of option	-	-	76,000	76	39,444	-	39,520
Issuance of common stock, net of offering costs	-	-	2,500,000	2,500	7,937,072	-	7,939,572
Stock-based compensation	-	-	-	-	67,031	-	67,031
Net income	-	-	-	-	-	2,090,753	2,090,753
Balance, September 30, 2024	-	-	11,867,149	11,867	24,229,798	8,314,223	32,555,888

True up, reverse split	-	-	2,013	2	(2)	-	-
Issuance of common stock under acquisition agreement	-	-	118,906	119	999,881	-	1,000,000
Exercise of options	-	-	10,044	10	37,553	-	37,563
Issuance of common stock, net of offering costs	-	-	375,000	375	1,312,401	-	1,312,776
Stock-based compensation	-	-	-	-	109,157	-	109,157
Net income	-	-	-	-	-	1,399,046	1,399,046
Balance, December 31, 2024	-	-	12,373,112	12,373	26,688,788	9,713,269	36,414,430

Paid offering cost	-	-	-	-	(89,503)	-	(89,503)
Exercise of options	-	-	7,445	7	27,838	-	27,845
Stock-based compensation	-	-	-	-	107,365	-	107,365
Net income	-	-	-	-	-	2,817,465	2,817,465
Balance, March 31, 2025	-	$-	12,380,557	$12,380	$26,734,488	$12,530,734	$39,277,602

	Preferred Stock		Common Stock		Additional paid in	Retained
	Shares	Amount	Shares	Amount	capital	Earnings	Total
Balance, June 30, 2023	-	$-	9,291,149	$9,291	$14,304,175	$1,108,618	$15,422,084

Net income	-	-	-	-	-	1,069,596	1,069,596
Balance, September 30, 2023	-	$-	9,291,149	$9,291	$14,304,175	$2,178,214	$16,491,680

Net income						1,289,961	1,289,961
Balance, December 31, 2023	-	$-	9,291,149	$9,291	$14,304,175	$3,468,175	$17,781,641

Dividend	-	-	-	-	-	3,200	3,200
Net income	-	-	-	-	-	1,793,951	1,793,951
Balance, March 31, 2024	-	$-	9,291,149	$9,291	$14,304,175	$5,265,326	$19,578,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legacy Education Inc.

Condensed Consolidated Statements of Cash Flows

for the nine months ended March 31, 2025 and 2024

(Unaudited)

	For the Nine Months Ended March 31,
	2025	2024
Cash flows provided by (used in) operating activities:
Net income	$6,307,264	$4,153,508
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non cash compensation	283,553	-
Depreciation & amortization	317,047	189,672
Deferred income tax	-	-
Provision for allowance for doubtful accounts for accounts receivable and contracts receivable	3,445,762	1,428,898
Changes in assets and liabilities:
Accounts receivable	(5,659,199)	(3,876,432)
Prepaid expenses	(280,625)	(185,983)
Other receivable	(656,340)	560
Other assets	(38,119)	69,975
Accounts payable and accrued liabilities	(15,435)	(185,350)
Income tax payable	(1,371,247)	350,183
Other current liabilities	-	64,400
Deferred rent	-	(77,628)
Deferred unearned tuition	2,430,343	739,410
Net cash provided by operating activities	4,763,003	2,671,213

Cash flows used in investing activities:
Cash paid under APA	(6,133,087)	-
Purchases of property and equipment	(750,163)	(408,388)
Net cash used in investing activities	(6,883,250)	(408,388)

Cash flows provided by financing activities:
Return uncleared dividend payment		3,200
Proceeds from IPO, net of offering cost	9,162,845	-
Proceeds from exercise of options	104,927	-
Principal payment on finance lease	(63,145)	(54,469)
Principal payments on debt	(133,531)	(189,679)
Net cash provided by (used in) financing activities	9,071,096	(240,948)

Net increase cash and cash equivalents and restricted cash	6,950,849	2,021,877
Cash and cash equivalents and restricted cash, beginning of year	10,376,149	9,389,606
Cash and cash equivalents and restricted cash, end of period	$17,326,998	$11,411,483

Supplemental disclosure of cash flow information
Cash paid during the periods for interest	$79,142	$81,601
Cash paid during the periods for income taxes	$1,211,413	$1,500,889

Supplemental disclosure of noncash activities
Non-cash purchase of financed lease assets	$-	$340,048
Non-cash purchase of equipment	$39,275	$61,110
Prepaid expense reclassifies to offering cost	$276,866	$-
Common stock issued as part of APA	$1,000,000	$-
Promissory note under APA	$400,000	$-
Net identifiable assets acquired under APA	$267,136	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For The Three and Nine Months ended March 31, 2025 and 2024

(Unaudited)

Note 1 - Nature of Business

For purposes of these financial statements, “Legacy,”, the “Company,” “we,” “our,” “us,” or similar references refers to Legacy Education Inc. and its consolidated subsidiaries, unless the context requires otherwise. Legacy Education, LLC was formed on October 19, 2009 in the state of California as a limited liability company. The Company operates as career institution that focuses on real-life training by utilizing educational practices in different job markets. The Company offers programs in career paths such as healthcare, veterinary, medical information technology, business management, and green technology. The Company is accredited by the Accrediting Council for Continuing Education and Training (“ACCET”), and the Accrediting Bureau of Health Education Schools (“ABHES”) and approved to operate in the state of California by the Bureau for Private Postsecondary Education (“BPPE”). The consolidated financial statements include accounts of Legacy Education Inc. d/b/a High Desert Medical College (“HDMC”) and its wholly owned subsidiary, Legacy Education Monterey LLC (“Monterey”) d/b/a Central Coast College (“CCC”), its wholly owned subsidiary, Advanced Health Services, LLC d/b/a Integrity College of Health (“Integrity”) and Legacy Education Antioch, LLC (Antioch) d/b/a Contra Costa Medical Career College (“CCMCC”). Pursuant to an Agreement and Plan of Merger and Reorganization (the “Reorganization Merger”), dated September 1, 2021, effective as of September 3, 2021 (the “Effective Date”), Legacy Education Merger Sub, LLC, a wholly owned subsidiary of Legacy Education Inc. formed solely for the purpose of implementing the Reorganization Merger, merged with and into Legacy Education, LLC, with Legacy Education, LLC surviving the merger and becoming a wholly owned subsidiary of Legacy Education Inc., a corporation formed on March 18, 2020 in the State of Nevada for the sole purpose of restructuring the Company from a member-owned Limited Liability Corporation to a shareholder-owned C-Corporation. On the Effective Date, in exchange for each Class A Unit owned in Legacy Education, LLC, the members of Legacy Education, LLC received one share of common stock in Legacy Education Inc. in a one for one exchange. The members immediately prior to the Reorganization Merger became the 100% owners of Legacy Education Inc. immediately following the Reorganization Merger.

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

CCMCC, a wholly owned subsidiary of HDMC effective December 18, 2024, is accredited by ACCET and has been granted temporary approval to participate in the Financial Student Aid programs by the Department of Education (ED) following the consummation of the transaction discussed below in Note 3. CCMCC offers VN, surgical technology, sterile processing technician, medical assisting, diagnostic medical sonography, EKG/ECG technician, and medical administrative assistant/billing and coding specialist programs.

The accompanying consolidated financial statements, and all per share information contained herein, have been retroactively adjusted to reflect the reverse stock split described in Note 12.

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For The Three and Nine Months ended March 31, 2025 and 2024

(Unaudited)

Note 2 – Summary of Significant Accounting Principals

Principal of Consolidation

The condensed consolidated financial statements include the accounts of HDMC and its wholly-owned subsidiaries, CCC, Integrity and CCMCC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method. Normal repairs and maintenance are expensed as incurred. Expenditures that materially extend the useful life of an asset are capitalized. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Furniture and fixtures, machinery, computer equipment, and vehicles generally have estimated useful lives of ten (10), seven (7), four (4), and five (5) years, respectively. Leasehold improvements are depreciated over the shorter of their lease term or their useful life.

Leases

The Company accounts for leases in accordance with ASC Topic 842 Leases, which requires the recognition of assets and liabilities by lessees for those leases classified as operating leases under GAAP. The Company determines if an arrangement is a lease at inception and evaluates the lease agreement to determine whether the lease is a finance or operating lease. The guidance requires that a lessee should recognize on the balance sheet a liability to make lease payments and a right-to-use asset representing the Company’s right to use the underlying assets for the term of the lease. The guidance allows a lessee who enters into a lease with a term of 12 months or less to make an accounting policy election by class of underlying assets not to recognize assets and liabilities. Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of lease payment over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement to determine the present value of lease payments over the lease term. See Note 12 for more information about the Company’s lease-related obligations.

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For The Three and Nine Months ended March 31, 2025 and 2024

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

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. The Company had no long-lived asset impairments as of March 31, 2025 and June 30, 2024, respectively.

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

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For The Three and Nine Months ended March 31, 2025 and 2024

(Unaudited)

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

Disaggregation of Revenue

The tuition and related revenue consist of the following during the three and nine months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
Tuition and lab fees (recognized over time)	$15,750,313	$10,099,834	$40,348,548	$27,554,512
Books, registration and other fees (recognized at a point in time)	2,827,252	2,229,831	5,869,242	5,693,384
Total revenue	$18,577,565	$12,329,665	$46,217,790	$33,247,896

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

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For The Three and Nine Months ended March 31, 2025 and 2024

(Unaudited)

Refunds

The Company pays or credits refunds within 45 days of a student’s cancellation or withdrawal for students who have completed 60% or less of the period of attendance based on a pro rata calculation. Once the student has completed more than 60% of a period of attendance, all Title IV funds are considered earned and no refunds are due to ED.

Advertising

The Company expenses advertising cost as incurred. Advertising costs amounted to $3,480,968 and $3,028,944 during the nine months ended March 31, 2025, and 2024, respectively. Advertising costs amounted to $1,153,593 and $937,440 during the three months ended March 31, 2025, and 2024, respectively. Advertising costs are included in the general and administrative on the consolidated income statements.

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

Concentration of Credit Risk

A substantial portion of revenues and ending accounts receivable at March 31, 2025 and June 30, 2024 are a direct result of the Company’s participation in Financial Student Aid (“FSA”) programs, which represents a primary source of student tuition. The FSA programs are subject to political budgetary considerations. There is no assurance that funding will be maintained at current levels. The FSA programs are subject to significant regulatory requirements. Any regulatory violation could have a material effect on the Company.

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For The Three and Nine Months ended March 31, 2025 and 2024

(Unaudited)

The Company maintains its cash and cash equivalents in various financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company performs ongoing evaluations of these institutions to limit concentration risk exposure. The Company maintains cash balances in excess of these limits from time to time.

As of March 31, 2025 and June 30, 2024, $5.27 and $2.15 million, respectively, was maintained in a redeemable money market account bearing interest at approximately 6.0% per annum.

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

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For The Three and Nine Months ended March 31, 2025 and 2024

(Unaudited)

The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share for the three and nine months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
Numerator
Net income	$2,817,465	$1,793,951	$6,307,264	$4,153,508

Denominator
Weighted-average shares outstanding, basic	12,377,420	9,291,149	11,309,831	9,291,149
Common stock warrants	143,750	-	143,750	-
Dilutive impact of share-based instruments	1,006,974	400,000	1,006,974	400,000
Weighted-average shares outstanding, diluted	13,528,144	9,691,149	12,460,555	9,691,149

Net income per share
Basic	$0.23	$0.19	$0.56	$0.45
Diluted	$0.21	$0.19	$0.51	$0.43

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

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For The Three and Nine Months ended March 31, 2025 and 2024

(Unaudited)

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

The acquisition was accounted for in accordance with the acquisition method of accounting. Under this method, the cost of the target is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess estimated fair values of the identifiable net assets over the amount paid was $7,265,944, which has been allocated between goodwill and other intangible assets and is included on the accompanying consolidated balance sheet.

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Current and other assets	$682,689
Property and equipment	483,036
Total assets acquired	1,165,725
Liabilities assumed (excluding debt - see Note 9)	(898,589)
Net assets acquired	$267,136

Purchase price	$7,533,080

Trade name	$1,900,000
Accreditation	200,000
Course Curriculum	500,000
Goodwill	4,665,944
Total excess purchase price	$7,265,944

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

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023

Revenue	$15,609,737	$12,247,693	$31,652,641	$24,608,178
Net income	$1,947,501	$1,081,549	$4,290,232	$2,516,001

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

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For The Three and Nine Months ended March 31, 2025 and 2024

(Unaudited)

Note 4 - Intangible Assets

The intangibles consisted of the following as of March 31, 2025 and June 30, 2024:

	March 31, 2025	June 30, 2024
Goodwill	$6,595,270	$1,929,326
Trade name	2,696,100	796,100
Accreditation	288,200	88,200
Course curriculum	698,000	198,000
Total cost of intangibles	$10,277,570	$3,011,626
Less accumulated amortization	(31,112)	(27,353)
Intangibles net	$10,246,458	$2,984,273

As of March 31, 2025 and June 30, 2024, no impairment of the Company’s goodwill, nor other intangibles with an indefinite life was required related to its previous acquisitions of CCC and Integrity. Although the ACCET accreditation has an indefinite life, the accreditation requires renewal every five years. CCC’s ACCET accreditation was most recently renewed in April 2020 and its next renewal is in April 2025. The Company recognized $1,253 and $3,759 in amortization expense for the three and nine months ended March 31, 2025. The Company recognized $1,253 and $4,259 in amortization expense for the three and nine months ended March 31, 2024. Although the Accrediting Bureau of Health Education Schools (“ABHES”) has an indefinite life, the accreditation requires renewal every five years. Integrity’s next ABHES accreditation renewal is in February 2026. 100% of goodwill is expected to be deductible for federal income tax purposes and will be amortized over 15 years on a straight-line basis.

Note 5 - Property and Equipment

Property and equipment consist of the following:

	March 31, 2025	June 30, 2024
Leasehold improvements	$1,296,975	$561,108
Machinery and equipment	1,320,199	1,032,286
Computer equipment	886,311	704,846
Furniture, fixtures and other equipment	334,144	266,923
Total	3,837,629	2,565,163
Less accumulated depreciation and amortization	(1,868,656)	(1,575,211)
Property and equipment, net	$1,968,973	$989,952

Depreciation and amortization expense associated with property and equipment totaled $125,254 and $293,450 for the three and nine months ended March 31, 2025, respectively. Depreciation and amortization expense associated with property and equipment totaled $62,050 and $118,656 for the three and nine months ended March 31, 2024, respectively.

Note 6 – Accounts Receivable, Long-Term

TuitionFlex

The TuitionFlex Program is designed to create a flexible tuition credit program for students and families to help bridge the financial gap, all in accordance with applicable federal Truth-In-Lending regulations. Through this program, we offer payment plans to all students, regardless of financial need, for up to 5 years. The long-term portion of student receivables utilizing the Tuition Flex program was $1,478,082 and $1,381,194 as of March 31, 2025 and June 30, 2024, respectively.

Note 7 – Prepaid Expenses

The prepaid expenses consist of the following as of March 31, 2025 and June 30, 2024:

	March 31, 2025	June 30, 2024
Books	$194,896	$199,122
Supplies and other prepaid expenses	1,123,225	833,203
Total prepaid expenses	$1,318,121	$1,032,325

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For The Three and Nine Months ended March 31, 2025 and 2024

(Unaudited)

Note 8 – Other Receivables

The other receivables consist of the following as of March 31, 2025 and June 30, 2024:

	March 31, 2025	June 30, 2024
Other advance	94,454	94,454
Receivable from CCMCC Seller	665,060	-
Employee retention credit	37,720	46,440
Total other receivables	$797,234	$140,894

The Company paid $106,846 federal income taxes on behalf of a foreign investor in Legacy in the year ended June 30, 2020, and the amount due back to the Company as of March 31 2025 and June 30, 2024 was $94,454.

During the fiscal year ended June 30, 2021, the Company applied for certain Employee Retention Credits (“ERTC”) under the CARES Act in the approximate amount of $2.9 million. The remaining balance of the ERTC receivable as of March 31, 2025 and June 30, 2024 was $37,720 and $46,440, respectively.

Note 9 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses as of March 31, 2025 and June 30, 2024 consist of the following:

	March 31, 2025	June 30, 2024
Accounts payable	$1,115,155	$1,532,576
Accrued payroll and payroll taxes	801,395	641,594
Accrued vacation	545,429	447,482
Accrued bonuses	1,377,001	1,200,000
Accrued other expenses	30,187	41,243
Total	$3,869,167	$3,862,895

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

	March 31, 2025	June 30, 2024
Promissory note issued on November 12, 2019	$500,000	$500,000
Promissory note issued on December 30, 2019, related party	50,000	50,000
Total other debt	$550,000	$550,000

A further note issued on February 6, 2020 in the amount of $100,000 was repaid in cash in September 2023.

(2)	Equipment Loan

In January 2023, the Company entered into an equipment loan for $30,744. The note accrues interest at a rate of 6.0% per annum and requires 48 equal monthly payments. As of March 31, 2025 and June 30, 2024, the principal balance of the promissory note was $15,048 and $20,929, respectively.

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For The Three and Nine Months ended March 31, 2025 and 2024

(Unaudited)

In August 2023, the Company entered into an equipment loan for $35,580. The note accrues interest at a rate of 10.14% per annum and requires 48 equal monthly payments. As of March 31, 2025 and June 30, 2024, the principal balance of the promissory note was $21,755 and $27,723, respectively.

In November 2023, the Company entered into an equipment loan for $14,610. The note accrues interest at a rate of 10.72% per annum and requires 48 equal monthly payments. As of March 31 2025 and June 30, 2024, the principal balance of the promissory note was $10,129 and $12,582, respectively.

In December 2023, the Company entered into an equipment loan for $11,920. The note accrues interest at a rate of 13.53% per annum and requires 36 equal monthly payments. As of March 31, 2025 and June 30, 2024, the principal balance of the promissory note was $7,128 and $9,853, respectively.

In February 2024, the Company entered into an equipment loan for $35,612. The note accrues interest at a rate of 8% per annum and requires 36 equal monthly payments. The first payment will be on April 1, 2024. As of March 31, 2025 and June 30, 2024, the principal balance of the promissory note was $24,669 and $32,950, respectively.

In June 2024, the Company entered into an equipment loan for $48,966. The note accrues interest at a rate of 11.16% per annum and requires 48 equal monthly payments. The first payment will be on June 1, 2024. As of March 31, 2025 and June 30, 2024, the principal balance of the promissory note was $40,458 and $48,125, respectively.

In July 2024, the Company entered into an equipment loan for $39,189. The note accrues interest at a rate of 11.15% per annum and requires 48 equal monthly payments. The first payment will be on July 1, 2024. As of March 31, 2025 and June 30, 2024, the principal balance of the promissory note was $33,092 and $0, respectively.

(3)	CCMCC acquisition Seller Loan

As part of the acquisition described in Note 3, the Company entered into a $400,000 promissory note with the seller of CCMCC. Under the terms of the note, interest shall accrue at 6% and shall be repaid in twelve equal monthly payments of principal and interest. As of March 31, 2025, the principal balance of the promissory note $302,233 is presented as current on the accompanying consolidated balance sheet.

(4)	Bank Loan

On December 31, 2019, the Company acquired Integrity, assuming its two bank loans, which are secured by all business assets of the Company.

	March 31, 2025	June 30, 2024
Bank loan #1, monthly payment $803.69, due in 110 months, effective interest rate 6.44%	$19,604	$24,447
Bank loan #2, monthly payment $5,672.86 start on November 23, 2020, due in 48 months	-	21,495
Total bank loans	$19,604	$45,942

Future maturities over the remaining term of total debt for (1) to (3) are as follows:

2025 (1)	$869,314
2026	67,118
2027	60,664
2028	27,024
1,024,120
Less: current portion (1)	(917,266)
Long-term portion of debt	$106,854

(1)	Includes $50,000 related party debt

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For The Three and Nine Months ended March 31, 2025 and 2024

(Unaudited)

Note 11 - Related Party Transactions

A shareholder of the Company was paid $22,500 and $67,500 as consulting fees in the three and nine months ended March 31, 2025 and 2024, respectively.

A director of the Company was paid $24,000 and $103,200, respectively, as consulting fees in the three and nine months ended March 31, 2025 and was paid $19,500 and $58,500, respectively, as consulting fees in the three and nine months ended March 31, 2024.

A company controlled by a director of the Company was paid $37,950 and $124,395, respectively, as consulting fees in the three and nine months ended March 31, 2025 and was paid $25,950 and $102,021, respectively, as consulting fees in the three and nine months ended March 31, 2024.

Three directors of the Company each received $4,500 and $13,500, respectively, in the three and nine months ended March 31, 2025 and $4,500 and $13,500, respectively in the three and nine months ended March 31, 2024 as directors’ fees.

In December 2019, the Company received $50,000 of proceeds from a promissory note, entered into with an executive of the Company, which bears interest at the rate of 12% per annum and matures on the earlier of the nine-month anniversary of the loan or the completion of an initial public offering. The balance of this note was $50,000 as of March 31, 2025 and June 30, 2024.

Note 12 – Lease Commitments

Finance Leases

In July 2023, the Company entered into an equipment lease for $340,048. The related finance liability has an implied interest rate of 11.16% per annum and requires 5 equal annual payments due on September 1 of each year. As of March 31, 2025 and June 30, 2024, the balance of the finance liability was $209,524 and $272,669, respectively.

The present value of future minimum lease payments due at March 31, 2025, was as follows:

2025	$-
2026	81,459
2027	81,459
2028	81,458
Thereafter	-
Total minimum payments	244,376
Less: amount representing interest	(34,852)
Present value of minimum payments	$209,524
Less: current portion	(62,241)
Long term portion	$147,283

The Company has determined to amortize the lease over the useful life of the equipment or ten (10) years and put the equipment into service in September 2024. The Company recorded amortization of $8,501 and $19,836 in the three and nine months ended March 31, 2024.

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

The Company uses its incremental borrowing rate based on the information available at the commencement to determine the present value of lease payments over the lease term. As of March 31, 2025, the weighted average incremental borrowing rate used by the Company was approximately 6.7%, and the weighted average remaining years left on outstanding leases was 7.83 years.

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For The Three and Nine Months ended March 31, 2025 and 2024

(Unaudited)

The present value of future minimum lease payments due at March 31, 2025 was as follows:

2025	$825,974
2026	3,304,306
2027	2,591,045
2028	2,525,777
2029	2,414,604
After 2029	9,811,893
Total future minimum operating lease payments	21,473,599
Less: imputed interest	(4,804,752)
Total	16,668,847
Current portion of operating lease	2,424,490
Long term portion of operating lease	$14,244,357

Total rent expense and related taxes and operating expenses under operating leases for the three and nine months ended March 31, 2025 were $1,372,673 and $3,365,947, respectively. Total rent expense and related taxes and operating expenses under operating leases for the three and nine months ended March 31, 2024 were $877,410 and $2,585,060, respectively.

Supplemental balance sheet information related to leases was as follows:

	March 31, 2025	June 30, 2024

Operating lease right-of-use assets	$16,409,741	$3,575,369

Operating lease liability - current	$2,424,490	$1,868,560
Operating lease liability – non-current	14,244,357	1,947,620
Total operating lease liability	$16,668,847	$3,816,180

Other supplemental information:

	For the nine months ended March 31,
	2025	2024
Cash paid for operating lease	$2,125,126	$1,418,542

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

As of March 31, 2025 and June 30, 2024, the Company had 110,000,000 shares of authorized capital, par value $0.001, of which 100,000,000 shares are designated as common stock, and 10,000,000 shares are designated as preferred stock, which have liquidation preference over the common stock and are non-voting.

Equity Transactions

In August 2024, 76,000 stock options were exercised at $0.52 per share of common stock.

On September 27, 2024, the Company completed its initial public offering of 2,500,000 shares, priced at $4.00 per share. Concurrently the Company issued 2,013 shares as true up shares as a result of the 1-for-2 reverse split. In conjunction with the offering, the Company granted stock purchase warrants to purchase an aggregate of 143,750 shares of its common stock at an exercise price of $4.60 per share to underwriters.

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For The Three and Nine Months ended March 31, 2025 and 2024

(Unaudited)

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

No shares were issued during the nine months ended March 31, 2024.

As of March 31, 2025 and June 30, 2024 the Company had 12,380,557 and 9,291,149 shares of common stock outstanding, respectively, and no shares of preferred stock issued and outstanding.

Note 14 - Warrants

Equity Classified Warrants

September 2024 Common Stock Warrants

In September 2024, the Company issued warrants to certain underwriters to purchase 143,750 shares of the Company’s common stock in exchange for services provided in obtaining financing upon IPO. The warrant was immediately exercisable at a price of $4.60 per share and has an expiration date of September 2029. At issuance, the fair value of the warrant was determined to be $227,700 using the Black-Scholes model. As the warrant is accounted for as an equity issuance cost, the fair value of the warrant was recorded within additional paid-in capital on the Company’s consolidated balance sheets. The warrant is not remeasured in future periods as it meets the conditions for equity classification.

The Company valued the warrants, based on a Black-Scholes Option Pricing Method, which included the following inputs:

Expected term	5 years
Expected volatility	45%
Risk-free interest rate	3.50%
Expected dividend yield	0.00%

Note 15 - Share-Based Compensation Plans

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

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For The Three and Nine Months ended March 31, 2025 and 2024

(Unaudited)

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

A summary of the activity related to stock option units granted is as follows:

		Summary of Stock Options Outstanding
	Total Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (Years)
Outstanding as of June 30, 2024	1,825,171	3.26	8.30
Granted	250,000	4.00	10
Exercised	(93,489)	1.12	-
Forfeited, canceled, or expired	-	-	-
Outstanding as of March 31, 2025	1,981,682	3.45	8.09
Exercisable as of March 31, 2025	1,481,585	3.32	7.71

		Summary of Stock Options Outstanding
	Total Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (Years)
Outstanding as of June 30, 2023	400,000	1.54	4.14
Granted	-	-	-
Exercised	-	-	-
Forfeited, canceled, or expired	-	-	-
Outstanding as of March 31, 2024	400,000	1.54	3.14
Exercisable as of March 31, 2024	400,000	1.54	3.14

A summary of the activity related to vested and unvested stock option units granted is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)
Balance – June 30, 2023, unvested	-	$-	$-	-
Options issued	1,425,171	3.74	1.84	10.00
Options vested	(987,534)	3.74	1.84	10.00
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance – June 30, 2024, unvested	437,637	$3.74	1.84	9.75
Options issued	250,000	4.00	1.94	10.00
Options vested	(187,540)	3.80	1.86
Options expired	-	-	-	-
Balance – March 31, 2025, unvested	500,097	$3.85	$1.88	9.21

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For The Three and Nine Months ended March 31, 2025 and 2024

(Unaudited)

The Company valued options issued in April 2024 using the Black Scholes model utilizing volatility 45%, and a risk-free rate of 4.18%. The fair value of the options was $1.84 per option.

The Company valued options issued in September 2024 using the Black Scholes model utilizing volatility 45%, and a risk-free rate of 3.75%. The fair value of the options was $1.94 per option.

The Company recorded share-based compensation expense of $107,365 and $283,553 during the three and nine months ended March 31, 2025, which is included in educational services. Unamortized compensation expense associated with unvested options is $937,792 and $737,333 as of March 31, 2025 and June 30, 2024, respectively. The weighted average period over which these costs are expected to be recognized is approximately 2.20 and 2.75 years.

Note 16 - Other Commitments and Contingency

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

Note 17 – Subsequent Events

On April 2, 2025 the Company granted a total of 479,648 stock options pursuant to the Company’s Amended and Restated 2021 Equity Incentive Plan to certain officers and directors for exercise at 7.25 per share. The options vest over 3 years in equal monthly installments with the first tranche vesting on grant date and expiring on April 2, 2035.

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

High Desert Medical College

HDMC was established in the State of California in 2002 and began offering classes in 2003. It started with campuses in Lancaster, California, and added its first branch in 2008 in Bakersfield, California. Due to enrollment growth and high demand for its services, HDMC expanded to add a branch campus in Temecula, California campus in order to accommodate 250 to 400 additional students. HDMC offers UT, VN, VN Associate of Applied Science degree program, Associate Degree of Nursing, nursing assistant, MRI Associate of Applied Science, cardiac sonography, pharmacy technician, dental assisting, clinical medical assisting, medical administrative assisting programs, medical billing and coding, veterinary assistant, phlebotomy technician avocational, nursing assistant avocational, and UT Associate of Applied Science degree programs. HDMC also recently obtained approvals to offer at its Temecula campus an emergency medical technician (EMT) program (for which HDMC is not planning to apply for ED approval to make Title IV Program funds available for students who enroll in the program). HDMC began providing instruction to its first cohort of EMT students in April 2025. As of March 31, 2025, HDMC had 2,081 students enrolled in its programs.

Central Coast College

CCC was established in the State of California in 1983. In 1991, CCC moved to its current location in Salinas, California to accommodate growing enrolment numbers and the addition of new training programs.

CCC offers the following certificate or degree programs: business administrative specialist, computer specialist: accounting, medical administrative assistant, medical assisting, nursing assistant, UT, UT Associate of Applied Science, veterinary assistant, veterinary technology Associate of Applied Science, VN, surgical technology, dental assisting, sterile processing technician, and pharmacy technician (for which it currently holds interim approval from ACCET). CCC also offers an avocational phlebotomy technician program. CCC recently received renewal of its ACCET accreditation, effective until April 30, 2030, and also obtained final approval from ACCET to offer its dental assisting program. CCC is also in the process of applying for approval for an Associate Degree in Nursing program that it intends to provide in the future. As of March 31, 2025, CCC had 508 students enrolled in its programs.

Integrity College of Health

Integrity was established in the State of California in 2007. It is accredited by the Accreditation Bureau of Health Education Schools (“ABHES”) through February 28, 2026 and is in the process of applying for renewal of accreditation. Integrity’s campus is located in Pasadena, California. Integrity offers VN, VN Associate of Applied Science, Registered Nurse to Bachelor of Science in Nursing (“RN to BSN”), medical assisting, medical billing and coding, veterinary assistant, and Diagnostic Medical Sonography programs. On February 7, 2025, Integrity received full approval from the California Board of Vocational Nursing and Psychiatric Technicians (“BVNPT”) to offer its Vocational Nursing program, which was previously provisionally approved. Integrity also plans to offer an emergency medical technician (EMT) program and is in the process of obtaining approvals for the program (for which Integrity is not planning for ED approval to make Title IV funds available for students who enroll in the program). For purposes of our financial statements, Legacy Education, L.L.C. is deemed to have acquired Integrity in December 2019. As of March 31, 2025, Integrity had 188 students enrolled in its programs.

Contra Costa Medical Career College

Contra Costa was established in the state of California in 2007. Contra Costa’s campus is located in Antioch, California. Contra Costa offers VN, surgical technology, sterile processing technician, medical assisting, diagnostic medical sonography, EKG/ECG technician, and medical administrative assistant/billing and coding specialist. As of March 31, 2025, Contra Costa had 468 students enrolled in its programs.

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

When a company acquires an institution that is eligible to participate in the Title IV Programs, like CCMCC, the acquisition generally will result in the institution undergoing a change of ownership resulting in a change of control as defined by ED and under the rules of other educational agencies and accreditors. Upon such a change, an institution’s eligibility to participate in the Title IV Programs is generally suspended until it has applied for recertification by ED as an eligible school under its new ownership, which requires that the school also re-establish its state authorization and accreditation. ED may temporarily and provisionally certify an institution seeking approval of a change of control under certain circumstances while ED reviews the institution’s application. The temporary provisional certification typically remains in effect on a month-to-month basis during ED’s review of the application as long as the school timely submits certain documentation during the course of ED’s review. Legacy timely submitted a materially complete change in ownership application to ED and CCMCC is now a party to a temporary provisional program participation agreement (“TPPPA”) that allows CCMCC to continue participating in the Title IV Programs. CCMCC also timely filed the required documentation for the TPPPA to remain in effect during ED’s review of the change of ownership. On March 11, 2025, CCMCC provided additional financial information requested by ED.

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

We cannot predict the timing or outcome of ED’s review of the change of ownership of CCMCC. The time required for ED to act on such an application for approval of a change of ownership resulting in a change of control may vary substantially. ED recertification of an institution following a change of control will be on a provisional basis if ED approves the institution’s application and could contain restrictions or conditions depending on the outcome of its review of the institution under the new ownership including its administrative capability and financial stability. See Annual Report at Form 10-K at “Education Regulations –School Acquisitions.”

The approval processes for state and accrediting agencies vary in scope and timing with some agencies requiring approval prior to the acquisition and others not conducting their review until after the acquisition has taken place. With regard to the agencies that accredit CCMCC and CCMCC Online, authorize them to operate in the state of California, or approve their programs.

●	California Bureau for Private Postsecondary Education (“BPPE”): Institutions that are licensed by BPPE by means of accreditation, like CCMC, are required to notify BPPE of the change within 30 days of the change and demonstrate that the substantive change was made in accordance with the institution’s accreditation standards. CCMCC submitted an Application for a Change of Business Organization/Control/Ownership to BPPE on January 16, 2025 which included ACCET’s approval of the change of ownership. By letter dated January 31, 2025, BPPE approved CCMCC to operate under its new ownership.

●	Accrediting Council for Continuing Education and Training (“ACCET”): ACCET accreditation standards require that institutions undergoing a change in ownership or control submit notice at least ten days prior to a prospective agreement for the change. ACCET also requires submission of an application for approval of the change in ownership or control within ten days following the change. CCMCC submitted the application on December 27, 2024. By letter dated January 15, 2025, ACCET reinstated CCMCC’s accreditation following the change in ownership.

●	California State Approving Agency for Veterans Education (“CSAAVE”): CSAAVE requires approved institutions to make a post-change submission to CSAAVE for approval of the change when there has been a material change to the institution’s current approval. CCMCC provided notice to CSAAVE of the change on November 12, 2024, and submitted the change of ownership forms. On April 28, CCMCC provided additional information to CSAAVE regarding its reapproval and the material change, and is awaiting approval from CSAAVE.

●	Accreditation Bureau of Health Education Schools (“ABHES”): ABHES requires institutions that hold ABHES programmatic accreditation to notify it of any change in organizational oversight or legal structure, and to submit a completed application for change in legal status, ownership, or control within five days after the change. CCMCC submitted the application on December 23, 2024. By letter dated January 29, 2025, ABHES approved the change in ownership.

●	California Board of Vocational Nursing and Psychiatric Technicians (“BVNPT”): BVNPT instructed CCMCC to submit formal notification of the change of ownership after receiving BVNPT’s approval to admit a new class of students. CCMCC received such approval on February 4, 2025 and submitted the required form for the change of ownership on February 12, 2025, and is awaiting approval.

●	California Department of Public Health, Laboratory Field Services (“CDPH”): CDPH requires certain training programs undergoing a change of ownership to notify CDPH within 30 days after the change has occurred and submit a new application package. CCMCC notified CDPH of the change and submitted the application on February 6, 2025, and is awaiting approval.

If agencies require us to obtain other approvals in connection with the CCMCC Transaction, we will be required to undergo an application process for approvals from the applicable agencies and could be subject to conditions or restrictions (or loss of approval) depending on the outcome of the approval process. If any applicable agencies determine that we did not follow required procedures in providing notification and seeking approval of the CCMCC Transaction, or if any agencies do not approve the CCMCC Transaction, we could be subject to sanctions by the applicable agencies including loss of CCMCC’s approvals from these agencies.

Negotiated Rulemaking

ED has promulgated a substantial number of new regulations in recent years that impact our business on a broad range of topics that have had significant impacts on our business, requiring a large number of reporting and operational changes and resulting in changes to and elimination of certain educational programs. Future regulatory actions by ED or other agencies that regulate our institutions are likely to occur and to have significant impacts on our business, require us to change our business practices and incur costs of compliance and of developing and implementing changes in operations, as has been the case with past regulatory changes. See Annual Report at Form 10-K at “Education Regulations – Negotiated Rulemaking.”

On April 4, 2025, ED announced its intention to conduct negotiated rulemaking to prepare proposed regulations on topics pertaining to Title IV regulations, potentially including Public Service Loan Forgiveness, loan repayment programs, and “streamlining” current federal student financial assistance regulations. ED held public hearings to discuss the rulemaking agenda on April 29, 2025 and May 1, 2025 and requested comments on rulemaking topics be submitted by May 5, 2025. ED has not yet provided a complete list of topics for which it may propose regulations or the full schedule for negotiating and publishing final regulations. Consequently, we cannot predict the ultimate timing, content, and impact of any regulations and guidance ED might propose and ultimately adopt. In addition, the President directed federal agencies on April 9, 2025 to identify existing regulations that are unlawful or otherwise objectionable and to take steps to repeal or modify these regulations. We cannot predict what rules ED might attempt to repeal or modify, the timing and outcome of these efforts, or the impact of any regulatory repeals of modifications on our business and schools.

Congressional and Executive Action

As previously reported, there are indications based on recent elections that the new administration, and potentially the U.S. Congress, will attempt to dissolve ED, diminish its operational role, and/or transfer some or all of its functions to one or more agencies. See Form 10-Q, February 13, 2025, at “Regulatory Updates.”

In March 2025, ED implemented a reduction in force (“RIF”) that, coupled with resignations by ED staff, reportedly reduced ED’s workforce by approximately half. The RIF also eliminated several school participation divisions, including the school participation division that previously oversaw the operations of our institutions, and eliminated or significantly reduced several other offices or divisions within ED. We currently are working with other offices and personnel at ED on some of our pending matters, but it is possible that we could encounter delays and difficulties obtaining timely ED approval of recent and future acquisitions of other schools. See Annual Report at Form 10-K at “Education Regulations – School Acquisitions” and “Education Regulations – Change of Control.” We also could encounter delays and difficulties obtaining timely ED approval of new campuses or other educational programs for which we wish to offer Title IV funds to students and which required ED approval. See Annual Report at Form 10-K at “Education Regulations – Opening Additional Campuses and Adding Educational Programs.”

In March 2025, the President issued an Executive Order calling for all necessary steps to close ED although the executive order did not indicate the process or timing for accomplishing this task nor identify where some of the functions of ED might be transferred. We continue to monitor developments in this area, but cannot yet predict whether the administration or Congress will be successful in closing or further reducing ED and/or transferring some or all of its functions to one or more agencies, or whether such a proposal would disrupt or change the availability of Title IV funds to us and our students or change the rules applicable to us and our schools to continue receiving Title IV funds. We also cannot predict the success of any litigation challenging any efforts to close or restructure ED. Any executive or legislative action impacting ED, the availability of Title IV funds, or the rules applicable to us could have a material adverse effect on us and our institutions.

As previously reported, we cannot predict with any certainty the extent to which Congress could adopt legislation at any time that amends the Higher Education Act of 1965 (“HEA”), annual appropriations, or other changes to laws that could materially affect our business, financial condition, and results of operations. See Annual Report at Form 10-K at “Education Regulations – Congressional Action.” Congressional committees and members actively continue to propose and consider legislation on a wide range of topics related to the Title IV programs that could impact the amount of Title IV funding available to schools and students and impose additional accountability requirements on institutions and also that could eliminate or modify certain rules that are less favorable to schools like ours. However, the process of Congressional passage of new legislation is in its early stages, is subject to further negotiation and amendment, and is further subject to Congressional approval. Therefore, the timing and outcome of this process and the scope of any legislation that might be enacted cannot be predicted with any certainty at this time. We are continuing to monitor the process.

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

Key Financial Metrics

Revenue

Tuition revenue is primarily derived from postsecondary education services provided to students. Generally, tuition and other fees are paid upfront and recorded in contract liabilities in advance of the date when education services are provided to the student. A tuition receivable is recorded for the portion of tuition not paid in advance. In some instances, instalment billing is available to students which reduces the amount of cash consideration received in advance of performing the service. The contractual terms and conditions associated with instalment billing indicate that the student is liable for the total contract price, therefore mitigating the Company’s exposure to losses associated with nonpayment. Tuition revenue is recognized ratably over the instruction period. The Company generally uses the time elapsed method, an input measure, as it best depicts the simultaneous consumption and delivery of tuition services. Revenue associated with distinct course materials is recognized at the point of time when control transfers to the student, generally when the materials are delivered to the student. Revenue associated with lab services is recognized over the period of time when the service is performed.

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

Impairment of long-lived assets

We evaluate the recoverability of our long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. We had no long-lived asset impairments as of March 31, 2025 or June 30, 2024, respectively.

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

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table sets forth our consolidated statements of income data as a percentage of revenue for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,		Percentage
	2025	2024	Change
Revenue	100%	100%
Costs and expenses:
Educational services	54.4%	53.1%	1.3%
General and administrative	24.9%	26.8%	-1.9%
General and administrative – related party	0.3%	0.3%	-0.0%
Depreciation and amortization	0.7%	0.6%	0.1%
Total costs and expenses	80.3%	80.8%	-0.5%
Operating income	19.7%	19.2%	0.5%
Interest expense	-0.1%	-0.3%	0.2%
Interest income	1.6%	1.7%	-0.1%
Income before income taxes	21.2%	20.6%	0.6%
Income tax expense	-6.0%	-6.0%	-0.0%
Net income	15.2%	14.6%	0.6%

Revenue. Our revenue was approximately $18.6 million for the three months ended March 31, 2025 compared to approximately $12.3 million for the three months ended March 31, 2024, an increase of approximately $6.3 million, or approximately 50.7%. The increase is primarily due to a 49.8% increase in ending enrollment from 2,166 to 3,245 supported by a 70.7% increase in starts from 710 to 1,227 in the quarter compared to prior year, which includes the impact of the acquisition of CCMCC adding 468 students.

Educational services. Our educational services expense was approximately $10.1 million for the three months ended March 31, 2025 compared to approximately $6.5 million for the three months ended March 31, 2024, an increase of approximately $3.6 million, or approximately 54.6%. The increase was primarily attributable to the increased instructional and staffing required to support the increase in enrollments as well as increased rent and externship fees and our investments in our RN program.

General and administrative expense. Our general and administrative expense was approximately $4.6 million for the three months ended March 31, 2025 compared to approximately $3.3 million for the three months ended March 31, 2024, an increase of approximately $1.3 million, or approximately 39.5%. The increase was primarily attributable to an increase in marketing expense, professional fees and bad debt expense. Of the total general and administrative expense, $1.2 million and $0.9 million relate to marketing expense for the third quarter of fiscal 2025 and 2024, respectively.

Depreciation and amortization. Our depreciation and amortization expense was approximately $0.1 million for the three months ended March 31, 2025 compared to approximately $0.07 million for the three months ended March 31, 2024.

Interest expense. Our interest expense was approximately $0.0 for the three months ended March 31, 2025 compared to approximately $0.0 for the three months ended March 31, 2024.

Income tax expense. Our income tax expense was approximately $1.1 million for the three months ended March 31, 2025 compared to approximately $0.7 million for the three months ended March 31, 2024.

Net Income. Our net income was approximately $2.8 million for the three months ended March 31, 2025 compared to approximately $1.8 million for the three months ended March 31, 2024, an increase of approximately $1.0 million, or approximately 55.5%, due to the reasons mentioned above.

Nine Months Ended March 31, 2025 Compared to Nine Months Ended March 31, 2024

The following table sets forth our consolidated statements of income data as a percentage of revenue for the nine months ended March 31, 2025 and 2024:

	Nine months ended March 31,		Percentage
	2025	2024	Change
Revenue	100%	100%
Costs and expenses:
Educational services	53.6%	53.5%	0.1%
General and administrative	28.0%	29.3%	-1.3%
General and administrative – related party	0.4%	0.4%	0.0%
Depreciation and amortization	0.7%	0.6%	0.1%
Total costs and expenses	82.7%	83.8%	-1.1%
Operating income	17.3%	16.2%	1.1%
Interest expense	-0.2%	-0.3%	0.1%
Interest income	1.9%	1.6%	0.3%
Income before income taxes	19.0%	17.5%	1.5%
Income tax expense	-5.3%	-5.0%	-0.3%
Net income	13.7%	12.5%	1.2%

Revenue. Our revenue was approximately $46.2 million for the nine months ended March 31, 2025 compared to approximately $33.2 million for the nine months ended March 31, 2024, an increase of approximately $12.9 million, or approximately 39.0%. The increase is primarily due to a 49.8% increase in ending enrollment from 2,166 to 3,245 supported by a 30.6% increase in starts from 1,894 to 2,473 in the nine months ended March 31, 2025 compared to prior year nine months ended March 31, 2024, which includes the acquisition of CCMCC adding 468 students.

Educational services. Our educational services expense was approximately $24.8 million for the nine months ended March 31, 2025 compared to approximately $17.8 million for the nine months ended March 31, 2024, an increase of approximately $7.0 million, or approximately 39.3%. The increase was primarily attributable to the increased instructional and staffing required to support the increase in enrollments as well as increased rent and externship fees and our investments in our RN program.

General and administrative expense. Our general and administrative expense was approximately $12.9 million for the nine months ended March 31, 2025 compared to approximately $9.7 million for the nine months ended March 31, 2024, an increase of approximately $3.2 million, or approximately 32.7%. The increase was primarily attributable to an increase in marketing expense, professional fees and bad debt expense. Of the total general and administrative expense, $3.5 million and $3.0 million relate to marketing expense relate for the first nine months of fiscal 2025 and 2024, respectively.

Depreciation and amortization. Our depreciation and amortization expense was approximately $0.3 million for the nine months ended March 31, 2025 compared to approximately $0.2 million for the nine months ended March 31, 2024.

Interest expense. Our interest expense was approximately $0.1 for the nine months ended March 31, 2025 compared to approximately $0.1 for the nine months ended March 31, 2024.

Income tax expense. Our income tax expense was approximately $2.5 million for the nine months ended March 31, 2025 compared to approximately $1.7 million for the nine months ended March 31, 2024, an increase of approximately $0.8 million, or approximately 47%. The increase is primarily attributable to the increase in income.

Net Income. Our net income was approximately $6.3 million for the nine months ended March 31, 2025 compared to approximately $4.1 million for the nine months ended March 31, 2024, an increase of approximately $2.2 million, or approximately 53.6%, due to the reasons mentioned above.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $17.3 million and $10.4 million as of March 31, 2025, and June 30, 2024, respectively.

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

Capital expenditures were approximately $0.8 million and $0.4 million for the nine months ended March 31, 2025 and 2024, respectively.

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

Cash Flow Activities for the Nine Months Ended March 31, 2025 and 2024

Operating activities

Net cash provided by operating activities was approximately $4.8 million and $2.7 million for the nine months ended March 31, 2025, and 2024, respectively. The increase of approximately $2.1 million is primarily attributable to an increase in earnings.

Investing activities

Net cash used in investing activities was approximately $6.9 million for the nine months ended March 31, 2025, and approximately $0.4 million for the nine months ended March 31, 2024, an increase of approximately $6.5 million primarily attributed to the acquisition of CCMCC of $6.1 million.

Financing activities

Net cash provided by financing activities was approximately $9.1 million for the nine months ended March 31, 2025, and net cash used of approximately $0.2 million for the nine months ended March 31, 2024, an increase of approximately $8.9 million due to the net proceeds of $9.2 million from our initial public offering (“IPO”), offset by certain debt repayments.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three or nine months ended March 31, 2025, and 2024. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and recognizes that any control and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There have been no significant changes in our internal control over financial reporting during the three and nine months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Recent Sales of Unregistered Securities.

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

(c) Issuer Purchases of Equity Securities.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During our quarter ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K of the Exchange Act.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION INC.

Date: May 15, 2025	By:	/s/ LeeAnn Rohmann
LeeAnn Rohmann
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Brandon Pope
Brandon Pope
Chief Financial Officer
(Principal Financial and Accounting Officer)

