Form 10-K
period 2025-06-30
Legacy Education Inc.
filed 2025-09-25
CIK 1836754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended December 31, 2024 was approximately $102,094,674, based on the closing price of the registrant’s common stock of $8.32 on the NYSE American as of December 31, 2024.

Number of common shares outstanding as of September 22, 2025 was 12,561,684.

Documents Incorporated by Reference: Portions of the Registrant’s proxy statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III herein. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended June 30, 2025.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	compliance with the extensive existing legislative and regulatory framework applicable to our industry or our failure to timely obtain and maintain regulatory approvals and accreditation;

●	compliance with continuous changes in applicable federal laws and regulations including recently enacted federal legislation, executive orders and pending rulemaking by the U.S. Department of Education (“ED”);

●	the effect of current and future Title IV Program laws and regulations arising out of recent legislation, executive orders and negotiated rulemakings, including any recent and potential future reductions in funding or restrictions on the use of funds received through Title IV Programs;

●	successful updating and expansion of the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;

●	uncertainties regarding our ability to comply with current and future federal laws and regulations including the 90/10 Rule (as defined herein), gainful employment and earnings metrics, and limits on cohort default rates;

●	successful implementation of our strategic plan;

●	our inability to maintain eligibility for or to process federal student financial assistance;

●	regulatory investigations of, or actions commenced against, us or other companies in our industry;

●	changes in the state regulatory environment or budgetary constraints;

●	enrollment declines or challenges in our students’ ability to find employment as a result of economic conditions;

●	maintenance and expansion of existing industry relationships and development of new industry relationships;

●	a loss of members of our senior management or other key employees;

●	uncertainties associated with opening of new campuses and closing existing campuses;

●	uncertainties associated with integration of acquired schools;

●	industry competition;

●	the effect of any cybersecurity incident;

●	general economic conditions; and

●	other factors discussed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occur (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks Related to the Highly Regulated Field in Which We Operate

●	Current and future federal and state statutes, or regulations promulgated by ED or other federal, state, or accrediting agencies, could materially and adversely affect our operations, business, results of operations, financial condition and cash flows.

●	The OBBBA (defined below) provisions related to low earning outcome programs and ED’s gainful employment regulation may limit the programs we can offer students and increase our cost of operations.

●	ED’s “borrower defense to repayment” regulations may subject us to significant repayment liability to ED for discharged federal student loans, posting of substantial letters of credit and other requirements that could have a material adverse effect on us.

●	A failure to maintain compliance with ED’s “financial responsibility” regulations could have negative impacts on our operations.

●	A failure to maintain compliance with ED’s “administrative capability” regulations could have negative impacts on our operations.

●	Our institutions could be subject to liabilities and sanctions if they violate statutory provisions of the Higher Education Act of 1965, as amended, and related ED regulations and guidance limiting compensation to individuals and entities involved in certain recruiting, admissions or financial aid activities.

●	Our institutions could lose their eligibility to participate in Title IV Programs if the percentage of their revenues derived from applicable federal educational assistance programs is too high.

●	Our institutions could lose their eligibility to participate in Title IV Programs or have other limitations placed upon them if their federal student loan cohort default rates are greater than the standards set forth in the HEA and implemented by ED.

●	If ED denies, or significantly conditions, recertification of any of our institutions to participate in Title IV Programs, that institution could not conduct its business as it is currently conducted and it could have an adverse effect on our business and results of operations.

●	If we acquire an institution, the acquisition generally constitutes a change in ownership and control that requires the institution to obtain approvals from ED and applicable state and accrediting agencies in order to remain eligible to participate in the Title IV Programs and continue to operate as an accredited institution in the states where the institution operates.

●	If we or one of our institutions undergoes a change in ownership or control, we may be required to obtain approval from ED and other regulatory agencies that oversee our institutions and may be subject to further conditions or restrictions as a result of the change.

●	Our failure to comply with laws and regulations prohibiting misrepresentations regarding our institutions could result in sanctions, liabilities or litigation that could have an adverse effect on our business and results of operations.

●	If our institutions fail to comply with regulations regarding accurate and timely refunds and returns of Title IV Program aid in connection with students who withdraw from their programs, we could be subject to liabilities and sanctions.

●	If we open new campuses or add or change new educational programs, we may be required to obtain approvals from ED and our state and accrediting agencies.

●	If our students’ access to financial aid from state sources, from federal sources other than the Title IV Programs, or from alternative loan programs is lost or reduced, due to changes in legal requirements or funding availability or due to noncompliance with legal requirements, it could impact our results of operations.

●	Government and regulatory agencies and third parties may conduct compliance reviews and audits or bring actions against us that could result in monetary liabilities, injunctions, loss of eligibility for the Title IV Programs or other adverse outcomes.

●	Our institutions could be subject to liabilities, sanctions, or loss of eligibility if they violate statutory provisions of Title IV of the Higher Education Act of 1965, as amended, and related ED regulations and guidance.

Risks Related to Our Business

●	Our financial performance depends on the level of student enrollment in our institutions.

●	We compete with a variety of educational institutions and if we are unable to compete effectively, our total student enrollment and revenue could be adversely impacted.

●	Our business is subject to fluctuations caused by seasonality or other factors beyond our control, which may cause our operating results to fluctuate from quarter to quarter.

●	We rely on proprietary rights and intellectual property in conducting our business, which may not be adequately protected under current laws, and we may encounter disputes from time to time relating to our use of intellectual property of third parties.

Risks Related to Our Common Stock

●	We are subject to the rules and regulation of the NYSE American and are required to comply with certain continued exchange listing standards and requirements or be subject to delisting.

●	Our stock price may be volatile, and you could lose all or part of your investment.

●	We do not intend to pay cash dividends.

●	Market and economic conditions may negatively impact our business, financial condition, and share price.

●	Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

PART I

Throughout this Annual Report on Form 10-K, references to “we,” “our,” “us,” the “Company,” or “Legacy,” refer to Legacy Education Inc., individually, or as the context requires, collectively with its subsidiaries.

ITEM 1. BUSINESS

Overview

We provide career-focused, post-secondary education services to students at all stages of adult life, from recent high school graduates to working parents, through our accredited academic institutions: High Desert Medical College, which we acquired in July 2010, Central Coast College, which we acquired in January 2019, Integrity College of Health which we acquired in September 2020, and Contra Costa Medical Career College, which we acquired in December 2024.

High Desert Medical College (“HDMC”)

HDMC was established in the State of California in 2002 and began offering classes in 2003. It started with campuses in Lancaster, California, and added its first branch in 2008 in Bakersfield, California. Due to enrollment growth and high demand for its services, HDMC expanded to add a branch campus in Temecula, California in order to accommodate 250 to 400 additional students. HDMC offers ultrasound tech (“UT”), vocational nursing (“VN”), VN Associate of Applied Science degree program, Associate Degree of Nursing, nursing assistant, MRI Associate of Applied Science, cardiac sonography, pharmacy technician, dental assisting, clinical medical assisting, medical administrative assisting programs, medical billing and coding, veterinary assistant, phlebotomy technician avocational, nursing assistant avocational, UT Associate of Applied Science degree programs, and an EMT program. HDMC also has obtained approval from the Accrediting Council for Continuing Education and Training (“ACCET”) to offer a surgical technology Associate of Applied Science program and sterile processing technician program and plans to begin doing so in October 2025, pending receipt of approval from the Bureau for Private Postsecondary Education (“BPPE”) and ED. As of June 30, 2025, HDMC had 1,956 students enrolled in its programs.

Central Coast College (“CCC”)

CCC was established in the State of California in 1983. In 1991, CCC moved to its current location in Salinas, California to accommodate growing enrollment numbers and the addition of new training programs.

CCC offers the following certificate or degree programs: business administrative specialist, computer specialist: accounting, medical administrative assistant, medical assisting, nursing assistant, UT, UT Associate of Applied Science, veterinary assistant, veterinary assistant, veterinary technology, Associate of Applied Science, VN, surgical technology (Associate of Applied Science), dental assisting, sterile processing technician, and pharmacy technician. CCC also offers an avocational phlebotomy technician program. CCC also has obtained approval from ACCET to offer an MRI Associate of Applied Science Program and cardiac sonography Associate of Applied Science programs and plans to begin doing so in October 2025, pending receipt of additional approvals. As of June 30, 2025, CCC had 495 students enrolled in its programs.

Integrity College of Health (“Integrity”)

Integrity was established in the State of California in 2007. Integrity’s campus is located in Pasadena, California. Integrity offers VN, VN Associate of Applied Science, Registered Nurse to Bachelor of Science in Nursing (“RN to BSN”), medical assisting, medical billing and coding, veterinary assistant, and Diagnostic Medical Sonography programs. Integrity earned initial accreditation from the National League for Nursing Commission for Nursing Education Accreditation (NLN CNEA) for its Bachelor of Science in Nursing RN- BSN Track in June 2025. Integrity also plans to offer an emergency medical technician (“EMT”) program beginning in early 2026 and is in the process of obtaining approvals for the program (for which Integrity is not planning to seek ED approval because it does not intend to make Title IV funds available for students who enroll in the program). For purposes of our financial statements, Legacy Education, L.L.C. is deemed to have acquired Integrity in December 2019. As of June 30, 2025, Integrity had 202 students enrolled in its programs.

Contra Costa Medical Career College (“CCMCC”)

CCMCC offers the following certificate and degree programs: surgical technology (Associate of Applied Science), sterile processing technician, pharmacy technician, diagnostic medical sonography, medical assisting with phlebotomy, dental assisting, vocational nursing, clinical medical assisting, EKG/ECG technician, medical administrative assistant/billing and coding specialist and medical assisting and phlebotomy avocational. As of June 30, 2025, CCMCC had 448 students enrolled in its programs.

Our History

●	In 2003, HDMC began offering classes in Lancaster, CA (main campus).
●	In 2008, HDMC began offering classes in Bakersfield, CA (branch campus).
●	In October 2009, our current Chief Executive Officer, LeeAnn Rohmann founded our Company.
●	In July 2010, we acquired the assets of HDMC.
●	From 2011 to 2013, HDMC received VA approval, Workers Investment Act approval and Department of Rehabilitation approval for its programs.
●	In April 2013, HDMC received ACCET accreditation.
●	In December 2013, HDMC received Board of Professional Nursing and Psychiatric Technicians (“BVNPT”) accreditation of new licensed vocational nurses curriculum on a provisional basis, which provision was removed in 2017.
●	In March 2014, HDMC became eligible to participate in the Title IV Programs and, in April 2014, received its first disbursements under the Title IV Programs.
●	From 2015 to 2017, HDMC added pharmacy technician and dental assisting programs, went through re-accreditation with ACCET, received approval to participate in Cal Grant programs, and was removed from provisional status by BVNPT.
●	In January 2018, the UT Associate of Applied Science (“AAS”) degree program was approved by BPPE and ACCET to offer through interactive distance learning.
●	In July 2018, HDMC received branch approval for the Temecula, CA campus.
●	In July 2018, HDMC introduced medical billing and coding programs and online UT AAS program.
●	In December 2018, we entered into the management services agreement with Integrity.
●	In December 2018, ED conducted and completed a program review at HDMC to confirm compliance with Title IV regulations, noting only minor findings.
●	In January 2019, we acquired CCC.
●	In January 2019, HDMC received approval for licensed vocational nurse students (20 students) for Bakersfield, CA.
●	In February 2019, the UT AAS degree program was approved by ED.
●	In February 2019, HDMC opened its campus in Temecula, CA.
●	In December 2019, we acquired a 24.5% ownership interest in Integrity.
●	In September 2020, we acquired the remaining 75.5% interest in Integrity.
●	In 2021 and 2022, we received hybrid approval for all programs, launched new accredited programs of Cardiac Sonography AAS, Vocational Nursing AAS, and Ultrasound AAS in CCC, and obtained the Vocational Nursing program in HDMC Temecula.
●	In 2023, we launched new accredited programs of Certified Nurse Assistant program at HDMC, Magnetic Resonance Imaging AAS (HDMC), Veterinary Assisting (ICH), Vocational Nursing (CCC), RN approval (HDMC).
●	In January 2024, we started our first Associates Degree of Nursing program (HDMC).
●	In April 2024, HDMC was re-accredited by ACCET through April 2029 for all programs.
●	In December 2024 we acquired the assets of Contra Costa Medical Career College
●	In April 2025, CCC was re-accredited by ACCET through April 2030 for all programs.
●

In June 2025 Integrity earned initial accreditation from the National League for Nursing Commission for Nursing Education Accreditation (NLN CNEA) for its Bachelor of Science in Nursing RN- BSN Track through February 2031.

Industry Background

In the United States, the post-secondary education market is large, fragmented, and competitive. According to National Center for Educational Statistics, as of the 2022-23 school year, degree granting career colleges served approximately 1.7 million undergraduate students, which was approximately 8.0% of the estimated 21.5 million total undergraduates in degree programs. Further, the COVID-19 pandemic significantly reduced the number of students enrolled in post-secondary education institutions in recent years. According to estimates released by the National Student Clearinghouse Research Center, total enrollments in all higher education sectors increased 2.4% and 3.2% in the spring of 2024 and 2025, respectively. Enrollment at proprietary colleges increased 5.1% and 3.7% in the spring of 2024 and 2025, respectively. The industry is heavily dependent on continued availability of federal student financial assistance under Title IV of the Higher Education Act (“Title IV Programs”), and concerns about potential reductions in such funding also could negatively affect demand for higher education.

Notwithstanding weaker demand dynamics in past years, including the more recent adverse impact from the COVID-19 pandemic, we believe that over time, demand for post-secondary education in the United States will continue to increase as a result of demographic, economic, and social trends. The 2022 U.S. Census Bureau reported that approximately 64.0 million adults over the age of 25 in the United States did not have more than a high school education, and approximately 32.2 million adults over the age of 25 had some college experience but had not completed a college degree. Other trends that could positively impact demand for our programs include:

●	increasing demand by employers for certain types of professional and skilled workers;

●	growth in the number of high school graduates from 2.8 million in 1999-2000 to an estimated 3.8 million in 2022-2023, according to the National Center for Education Statistics;

●	the significant and measurable income premium and enhanced employment prospects attributable to post-secondary education;

●	a number of initiatives underway to reduce the cost of a post-secondary education; and

●	a continued demand from working adults for programs offered by accredited institutions.

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

According to the Bureau of Labor Statistics, employment in the healthcare and social assistance industry is projected to grow 8.4% from 2024 to 2034 resulting in over 1.9 million new jobs. This growth rate is much stronger than other industries, largely due to the aging population and the growing prevalence of chronic conditions.

Our Growth Strategies

Our growth strategy goals consist of the following:

●	Plan for moderate growth in existing programs.

●	Approval of registered nursing programs in Bakersfield and Salinas, California.

●	Add Associate of Applied Sciences degrees to our shorter programs.

●	Add registered dental assisting to our dental assistant program.

●	New programs in dental hygiene and surgical technician.

●	Continued launch of new program offerings, including online offerings.

●	Launch new branch campuses, including in California and beyond.

●	Acquire new institutions (new locations, new programs) outside of California, including in Nevada, Colorado and New Mexico and programs in business, automotive and trade to increase national footprint.

●	Meet benchmark standards for completion and placement.

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

Relationship-Based Marketing. We continue to focus on building our brands and establishing our strong differentiation as a provider of high quality and professionally aligned educational offerings as well as an innovative and leading provider of job-ready skills for the 21st century workforce. We continue to expand on this differentiation through a variety of initiatives, including creating brand recognition, optimizing marketing efforts, interacting with prospective students earlier in the decision process and expanding strategic employer relationships. Our marketing strategy is designed to attain greater strategic control over our new enrollment growth and strengthen engagement with prospective as well as current students and graduates, who can act as advocates for our institutions.

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

Some of our local competitors include San Joaquin Valley College, Career Care Institute, UEI College, Bakersfield College and the Pima Medical Institute. Such competitors may have greater financial resources and greater brand recognition than us. For example, public institutions receive government subsidies and other financial sources not available to for-profit schools.

Marketing and Recruiting

We use a variety of marketing and recruiting methods to attract students and increase enrollment. Our marketing and recruiting efforts are targeted at prospective students who are high school graduates entering the workforce, or who are currently underemployed or unemployed and require additional training to enter or re-enter the workforce.

Marketing and Advertising. We advertise through a variety of marketing channels to inform prospective students interested in entering or advancing their healthcare careers about the college and the programs we offer. We utilize a fully integrated marketing approach in our lead generation and admissions process that includes the use of traditional media such as radio, billboards, direct mail, a variety of print media and event marketing campaigns. Our digital marketing efforts, which include paid search, search engine optimization, online video and display advertising and social media, have grown significantly in recent years and currently drive the majority of our new student leads and enrollments. Our websites’ integrated marketing campaigns direct prospective students to call us or visit the HDMC, CCC, Integrity and CCMCC websites where they will find details regarding our programs and campuses and can request additional information regarding the programs that interest them.

Referrals. Referrals from current students, high school counselors and satisfied graduates and their employers have historically represented approximately 25% of our new enrollments. Our school administrators actively work with our current students to encourage them to recommend our programs to prospective students. We continue to build strong relationships with high school guidance counselors and instructors by offering annual seminars at our training facilities to further familiarize these individuals on the strengths of our programs.

Recruiting. Our recruiting efforts are conducted by a group of approximately 20 campus-based and field representatives who meet directly with prospective students during presentations conducted at high schools, or during a visit to one of our campuses.

Student Support

Admissions. Students enrolling in our programs must have a high school diploma or a General Educational Development Certificate and demonstrate competence in writing and logical reasoning. For programs leading to a degree students must also complete an application and pass one or more entrance assessments, including the Wonderlic Scholastic Level Exam (“SLE”) or HESI for the Vocational Nursing programs. While each of our programs has different admissions criteria, we screen all applications and counsel the students on the most appropriate program to increase the likelihood that our students complete the requisite coursework and obtain and sustain employment following graduation. As of June 30, 2025, our diverse population was comprised of 61% Hispanic, 13% Black/African American, 12% White, 5% Asian, 1% Native Hawaiian or Other Pacific Islander, and 1% American Indian or Alaksa Native. The age distribution shows 49% of our students are 25 and older, while 51% are 24 or younger, with a significant majority of 88% being Women and 12% being Men.

Enrollment. We enroll students continuously throughout the year, with our largest classes enrolling in late summer or early fall following high school graduation. We had 3,101 students enrolled as of June 30, 2025, an increase of 42% compared to 2,187 students as of June 30, 2024. Our expanding student body reflects the trust and confidence in our educational offerings and our ability to prepare students for successful careers.

The chart below outlines our quarterly consolidated new student starts and end of quarter student enrollment across our colleges.

	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025
Consolidated
Starts	760	415	719	623	849	397	1,227	721
Ending Enrollment	2,024	1,912	2,166	2,187	2,539	2,768	3,245	3,101
Year over Year (%)
Starts	52%	52%	43%	59%	12%	-4%	71%	16%
Ending Enrollment	17%	16%	20%	28%	25%	45%	50%	42%

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

Outcome. Our core mission is to prepare students for competitive careers in their chosen fields. As of June 30, 2025, we boast an average placement rate of 74.5%, with individual rates of 74.9% for High Desert Medical College, 74.1% for Central Coast College, and 74.6% for Integrity College of Health. CCMCC has achieved an average placement rate of 73.8%. Additionally, our students have achieved an 81.8% NCLEX Pass Rate and a 50.0% Veterinary Technician National Exam Pass Rate, demonstrating the effectiveness of our programs.

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

We also employ non-faculty staff in student services, academic advising and academic support, enrollment services, administration, financial aid, information technology, human resources, finance and other administrative functions. The staff of each campus typically includes a campus director, a director of education, a registrar, a career services coordinator, a financial-aid officer, a business officer and a career advisor and instructors, all of whom are industry professionals with experience in our areas of study.

As of June 30, 2025, we had approximately 103 full-time faculty, including program directors, as well as approximately 147 part-time faculty.

As of June 30, 2025, we and our institution also employed approximately 177 combined non-faculty staff in the areas of university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with us.

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

Each of our institutions (HDMC, CCC, Integrity and CCMCC) participate in the Title IV Programs, as well as other federal and state financial aid programs and are subject to extensive regulation by ED, other federal and state educational agencies and accreditors. CCC, HDMC, and CCMCC are approved to offer, and must comply with applicable requirements related to, veterans education assistance administered by the Department of Veterans Affairs (“VA”). CCC and HDMC are also approved to offer and must comply with applicable requirements related to Cal Grants administered by the California Student Aid Commission, and funds administered under the Workforce Innovation and Opportunity Act. We derive a substantial portion of our revenue and cash flows from the Title IV Programs and a significant portion of our students rely on financial aid received under the Title IV Programs in order to attend our institutions. To participate in the Title IV Programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting body recognized by ED, hold programmatic accreditation if required by a state or federal agency (including as a condition of employment in the occupation for which the institutional program prepares the students), and be certified by ED as an eligible institution.

The laws, regulations, standards and policies of our regulators change periodically and are subject to new and changing interpretation by our regulators. Changes in, or new interpretations of, applicable laws, regulations, standards, or policies, or our failure to comply with those laws, regulations, standards, or policies could have a material adverse effect on our receipt of funds under the Title IV Programs and other federal and state financial aid programs, the accreditation of our institutions and programs, the authorization of our institutions to operate in various states, our permissible activities, or our costs of doing business. We cannot predict with certainty how all of the requirements applied by our regulators will be interpreted or whether our institutions will be able to comply with these requirements in the future. Given the complex nature of these requirements and the fact that they are subject to interpretation, it is possible that we may inadvertently violate these laws, regulations, standards, or policies. If we are found to have violated any applicable regulations, laws, standards or policies, we may be subject to liabilities, sanctions, and other consequences. See “Risk Factor - If our institutions fail to comply with the extensive educational regulatory requirements applicable to our business, we could incur financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students, loss of accreditation, or loss of our authorization to operate our institutions or our educational programs.”

Under the provisions of the Higher Education Act (“HEA”), an institution must apply to ED for continued certification to participate in the Title IV Programs at least every six years or when it undergoes a change in ownership resulting in a change of control. ED defines an institution to consist of both a main campus and its additional locations, if any. Under this definition, for ED purposes, we operate the following four institutions, collectively consisting of four main campuses and two additional locations: HDMC with locations in Lancaster, Bakersfield, and Temecula, CCC with a location in Salinas, Integrity with a location in Pasadena, and CCMCC with a location in Antioch. Generally, the recertification process includes a review by ED of an institution’s educational programs and locations, administrative capability, financial responsibility and other oversight categories. The current expiration date of the program participation agreements for HDMC and CCC is September 30, 2026. Integrity and CCMCC are currently participating in the Title IV Programs under a temporary provisional program participation agreement in connection with their change in ownership and control resulting from our acquisition of the institutions. The CCMCC temporary provisional program participation agreement had an expiration date of January 31, 2025 and the Integrity temporary provisional program participation agreement had an expiration date of November 30, 2020, but each temporary provisional program participation agreement continues on a month-to-month basis thereafter based on the institution’s submission to ED of certain required documentation and remains in effect until the conclusion of ED’s review of Integrity’s and CCMCC’s pending applications for approval of their change in ownership and control.

ED typically provides provisional certification to an institution following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons, including, but not limited to, noncompliance with certain standards of administrative capability and financial responsibility. Our Integrity and CCMCC institutions are currently approved under a temporary provisional program participation agreement which (as described in a subsequent section) permits an institution to continue participating in the Title IV Programs on a month-to-month basis while ED reviews the change in ownership and as long as the institution timely submits certain documentation to ED during the process. An institution that is provisionally certified receives fewer due process rights than those received by other institutions in the event ED takes certain adverse actions against the institution, is required to obtain prior ED approvals of new campuses and educational programs and may be subject to heightened scrutiny by ED. However, provisional certification does not otherwise limit an institution’s access to Title IV Program funds.

On October 31, 2023, ED published a final rule revising its Title IV Program certification regulations with an effective date of July 1, 2024. The rule codifies additional grounds for placing an institution on provisional certification, including a determination by ED that an institution is at risk of closure and ED’s consideration of supplementary performance measures that include an institution’s withdrawal rate, recruiting expenses, and licensure pass rate. The revised certification regulations also increase the number of requirements contained in an institution’s Program Participation Agreement (including, for example, a requirement to comply with all state laws related to closure), require certain ownership entities to sign the Program Participation Agreement, establish new standards for maximum program length (including a prohibition on the length of certain educational programs from exceeding the required minimum number of hours established by applicable state(s) for entry-level training requirements for the occupation for which the programs train students), requires certification that an institution’s programs meet applicable educational requirements for graduates to obtain required occupational licensure or certification in a state, and restricts the ability of institutions to withhold transcripts. The revised regulations also impose new potential conditions on provisionally certified institutions, including, but not limited to, the submission of teach-out and/or document retention plans, growth restrictions, acquisition restrictions, additional reporting requirements, limitations on written arrangements, and additional conditions applicable to institutions found to have engaged in substantial misrepresentations or institutions seeking to convert to nonprofit status following a change in ownership. The revised certification regulations are expansive, complex and could be difficult for our institutions to comply with their applicable requirements as interpreted by ED. If ED finds that any of our institutions do not fully satisfy all required eligibility and certification standards, ED could limit, condition, suspend, terminate, revoke, or decline to renew our institutions’ participation in the Title IV Programs or impose liabilities or other sanctions. Continued Title IV Program eligibility is critical to the operation of our business. If our institutions become ineligible to participate in the Title IV Programs, or have that participation significantly conditioned, we may be unable to conduct our business as it is currently conducted which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

State Authorization. Our institutions are subject to the educational laws and regulations of the State of California where our physical campuses are located. We also may be subject to the educational laws of other states if we acquire a new institution in the state or if one of our institutions adds a new campus in the state or otherwise conducts other operations in the state covered by applicable state educational law including, but not limited to, student recruitment, advertising, or certain types of distance education. State educational laws establish standards and requirements for, among other things, student instruction, faculty qualifications, campuses and facilities, educational programs, financial stability, administrative staff, marketing and recruiting, distribution of information to current and prospective students, payment of refunds to students who withdraw, private and institutional loans, distance education, student services, student complaints, student admissions, transfer of academic credits, substantive changes, acquisitions, and policies and minimum graduation and job placement outcomes for institutions and/or their individual educational programs. Our institutions are authorized to operate by the California Bureau for Private Postsecondary Education (“BPPE”). We also may be required to obtain approvals and comply with requirements of state agencies that regulate certain occupational educational programs such as, for example, VN and phlebotomy. The California Board of Registered Nurses approves the Associate degree of Nursing program at HDMC. The VN programs at HDMC, Integrity and CCMCC are approved by BVNPT. The phlebotomy programs at HDMC and CCC are approved by California Department of Public Health. In addition, we are subject to state consumer protection laws.

Attorneys general in many states have become more active in enforcing consumer protection laws, including, for example, laws related to marketing, advertising and recruiting practices and the financing of education at for-profit educational institutions. Further, some state attorneys general have partnered with federal and state agencies to review industry practices and collaborate on enforcement actions against educational institutions. These actions increase the likelihood of scrutiny of marketing, advertising, recruiting, financing, and other practices of educational institutions and may result in unforeseen consequences, increasing risk and making our operating environment more challenging.

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

State education laws and regulations may limit our campuses’ ability to operate or to award degrees, diplomas, or certificates or offer new programs. Moreover, under the HEA, authorization by state education agencies is necessary to maintain eligibility to participate in the Title IV Programs. ED regulations also require institutions offering postsecondary education through distance education to students located in a state in which the institution is not physically located (as determined by the institution at the time of a student’s initial enrollment and, if applicable, upon formal receipt of information from the student that their location has changed to another state) to meet state educational requirements in that state or participate in a state authorization reciprocity agreement in order to disburse Title IV funds to such students. We have obtained approval to offer portions of our programs via distance education from ACCET for CCC, CCMCC and HDMC, ABHES for Integrity, and from BPPE for HDMC, CCC, CCMCC and Integrity. The State of California does not, however, presently participate in any state authorization reciprocity agreement whereby our institutions may offer programs via distance education to students located in other states without our applicable state authorizations from those other states. Our institutions presently do not have any state postsecondary authorizations outside of California. In addition, an institution must make disclosures readily available to enrolled and prospective students regarding whether programs leading to professional licensure or certification meet state educational requirements, and provide a direct disclosure to students in writing if the program leading to professional licensure or certification does not meet state educational requirements in the state in which the student is located (which is only California for our current students). Under ED’s rules effective July 1, 2024, an institution must certify that its programs satisfy the applicable educational requirements for professional licensure or certification needed to practice or find employment in an occupation for which the program prepares a student in the state in which the school or where a student is located or intends to seek employment (which, although our current students are located in California, could be a state other than California and could require us to refrain from enrolling students in a state if our program does not satisfy the applicable educational requirements in the state). We believe the Title IV-eligible educational programs offered by our institutions satisfy all currently applicable state educational requirements for professional licensure or certification.

State legislatures often consider legislation affecting regulation of postsecondary educational institutions. Our institutions are located in California which has expansive laws and regulations impacting for-profit schools like our institutions. Enactment of this legislation and ensuing regulations, or changes in interpretation of existing regulations, may impose substantial costs on our institutions and require them to modify their operations in order to comply with the new regulations. If we are unable to comply with applicable past, current or future state education, consumer protection, licensing, authorization or other requirements, or determine that we are unable to cost effectively comply with new or revised requirements, we could be subject to liabilities, sanctions and other consequences. See “Risk Factor – Any failure to comply with state laws and regulatory requirements, including educational requirements, or new state legislative or regulatory initiatives affecting our institutions, could have a material adverse effect on our total student enrollment, results of operations, financial condition and cash flows.”

Institutional Accreditation. In the U.S., accrediting agencies are non-governmental entities that periodically review the academic quality of an institution’s instructional programs and its administrative and financial operations to ensure the institution has the resources to perform its educational mission. Accrediting agencies impose standards that extend to most aspects of an institution’s operations and educational programs including, but not limited to, requirements to maintain threshold graduation and job placement rates for its educational programs. HDMC, CCC, and CCMCC are currently accredited by ACCET through April 2029, April 2030, and April 2026, respectively. Integrity is accredited by ABHES through February 2026. ED requires an institution to be accredited by an ED-recognized accrediting agency in order for the institution to participate in the Title IV Programs. ACCET and ABHES are ED-recognized accrediting agencies. The failure to comply with accreditation standards could subject an institution to additional requirements, sanctions, and consequences including the potential loss of accreditation. See “Risk Factor - If one or more of our institutions fails to maintain institutional accreditation, or if certain of our programs cannot obtain or maintain programmatic accreditation, our student enrollments would diminish, and our business would suffer.”

Programmatic Accreditation. Many states and professional associations require professional programs to be accredited. While programmatic accreditation is not a sufficient basis to qualify for institutional Title IV Program certification, programmatic accreditation may improve employment opportunities for program graduates in their chosen field. Moreover, ED requires an institution to hold programmatic accreditation for an educational program if required by a state or federal agency (including as a condition of employment in the occupation for which the institutional program prepares the students). The veterinary technology program at CCC is accredited by American Veterinary Medical Association. Integrity’s Registered Nurse to Bachelor of Science in Nursing has received initial accreditation from the Commission for Nursing Education Accreditation. Additionally, CCC is pursuing initial programmatic accreditation with ABHES for the Surgical Technology Associate of Applied Science program for consideration during the Spring 2026 visit cycle. The Associate of Applied Science in Surgical Technology at CCMCC is accredited by ABHES and will engage in reaccreditation in the Spring 2026 visit cycle. All of the Title IV-eligible educational programs offered by our institutions are within the scope of institutional accreditation from either ACCET or ABHES, and we do not believe any of our Title IV-eligible educational programs that do not hold programmatic accreditation are required to hold programmatic accreditation by any currently applicable state or federal agency. Those of our programs that do not have programmatic accreditation where available, or fail to maintain such accreditation, may experience adverse publicity, loss of access to Title IV funds, declining enrollments, litigation or other claims from students or suffer other adverse impacts, which could result in it being impractical for us to continue offering such programs.

ED Recognition of Accrediting Agencies. Our participation in the Title IV Programs is dependent on ED continuing to recognize the accrediting agencies that accredit our colleges and universities. Each of our institutions currently are accredited by an ED-recognized accrediting agency. The standards and practices of these agencies have become a focus of attention by state attorneys general, members of Congress, ED’s Office of Inspector General and ED over recent years. ED held negotiated rulemaking sessions between January and March 2024, and the negotiators did not reach consensus on proposed language. ED proposed expanding requirements related to accrediting agencies’ conflict of interest policies and student achievement standards, for example. ED terminated the negotiated rulemaking process for accreditation as of December 20, 2024. However, ED published a proposed regulatory agenda in early September 2025 that, among other things, includes a proposal to engage in negotiated rulemaking to provide institutions flexibility to change accreditors and “remove other burdensome requirements that erect barriers to entry for new accreditation agencies.” This proposal is in its early stages and, therefore, we cannot predict whether and how such a rulemaking would impact the accreditors that accredit our institutions or the accreditation requirements applicable to our institutions.

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

Congressional Action. The U.S. Congress must periodically reauthorize the HEA and other laws governing the Title IV Programs and annually determine the funding level for each Title IV Program, and may pass new laws or revise existing laws at any time. Political and budgetary concerns significantly affect the Title IV Programs. We cannot predict when or whether Congress will consider or vote on legislation to reauthorize the HEA or to create new laws or revise existing laws. Furthermore, we cannot predict with any certainty the outcome of the HEA reauthorization process nor the extent to which any legislation that Congress could adopt at any time could materially affect our business, financial condition and results of operations. Current requirements for student or school participation in Title IV Programs may change or one or more of the present Title IV Programs could be replaced by other programs with materially different student or school eligibility requirements. For example, the American Rescue Plan Act of 2021 (“ARPA”) was signed into law in March 2021 and included, among other things, a provision that amended the 90/10 Rule in the HEA. See “Risk Factors - Our institutions could lose their eligibility to participate in the Title IV programs if the percentage of their revenues derived from applicable federal educational student aid programs is too high.” If we cannot comply with the provisions of the HEA, as they may be enforced or amended, or if the cost of such compliance is excessive, or if funding is materially reduced, our revenues or profit margin could be materially adversely affected.

More recently, on July 4, 2025, the President signed into law the One Big Beautiful Bill Act (“OBBBA”), which has a general effective date of July 1, 2026 and makes changes to the HEA, including the Title IV programs. ED intends to conduct a negotiated rulemaking process in 2025 for the purpose of establishing new regulations impacting the new OBBBA requirements. See “Education Regulations – Negotiated Rulemaking.” Consequently, we expect the new requirements will impact our institutions and operations, but we cannot predict the ultimate scope, content, and impact of the new OBBBA requirements under future ED regulations and guidance. We are currently assessing, and will continue to assess, the potential impact of the requirements on us and our institutions. Among other things, the OBBBA establishes limits on the amount of Title IV loans students and parents can borrow. These limits will not apply to students that will be enrolled as of the effective date, up until their expected time of completion as defined by the OBBBA. The OBBBA establishes a limit of $20,000 annually and $65,000 in total for PLUS loans taken out by parent borrowers for undergraduate programs. The OBBBA also creates a lifetime loan limit of $257,500 for all borrowers. It also requires institutions to prorate loans for students attending less than full-time. We are in the process of evaluating the impact these loan limitations may have on our institutions and enrollments and the extent to which alternative sources of funding such as third-party loans may be needed for some of our students.

The OBBBA also establishes a new accountability measure that applies to our degree programs and that is based on a comparison of graduate earnings to the earnings of working adults without degrees under a complex formula that ED is expected to address in future regulations. Under the new accountability measure, an associate degree program would lose its Title IV loan eligibility if the median earnings of a cohort of graduates are less than the median earnings of working adults with a high school diploma and no further degrees for two out of three years. ED will create a process for appealing the programmatic median earnings data. Institutions that do not meet the accountability measure for one year will also be required to notify students of the risk of losing eligibility. Our institutions offer a limited number of associate degree programs that will be subject to the new accountability measure. We cannot yet predict with certainty whether our degree programs will meet the accountability measure or whether they will be at risk of losing eligibility to participate in the Title IV loan programs.

The OBBBA also restricts student eligibility for the Pell Grant by disqualifying students with a student aid index that equals or exceeds twice the amount of the total maximum Pell Grant, and disqualifying students who receive grant aid from non-federal sources that equals or exceeds the student’s cost of attendance for that period. We are evaluating whether and to what extent this change might impact the Pell eligibility of some of our students and whether alternative sources of financial aid, such as third-party loans, might be necessary for these students. The OBBBA also establishes Workforce Pell Grants for eligible students enrolled in certain short-term educational programs that meet eligibility requirements. The eligibility requirements include criteria related to the program’s length and a determination of eligibility by the state. Many of our programs are longer than the eligibility requirements, but we are evaluating whether opportunities exist for other current or future programs at our institutions.

Additionally, the OBBBA delays the effective date of the 2022 version of the revised borrower defense to repayment regulations and closed school loan discharge regulations for ten years, until July 1, 2035. See “Education Regulations - Borrower Defense to Repayment Regulations.”

Congressional committees and members actively continue to propose and consider legislation on a wide range of topics related to the Title IV programs that could impact further the amount of Title IV funding available to schools and students and impose additional accountability requirements on institutions and also that could eliminate or modify certain rules that are less favorable to schools like ours. However, the process of Congressional passage of new legislation is ongoing, is subject to further negotiation and amendment, and is further subject to Congressional approval. Therefore, the timing and outcome of this process and the scope of any additional legislation that might be enacted cannot be predicted with any certainty at this time. We are continuing to monitor the process.

Executive Action. As previously reported, there are indications based on recent elections that the new administration, and potentially the U.S. Congress, will attempt to dissolve ED, diminish its operational role, and/or transfer some or all of its functions to one or more agencies. See the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2025, for the section titled “Regulatory Updates” for additional information. In March 2025, ED implemented a reduction in force (“RIF”) that, coupled with resignations by ED staff, reportedly reduced ED’s workforce by approximately half. The RIF also eliminated several school participation divisions, including the school participation division that previously oversaw the operations of our institutions, and eliminated or significantly reduced several other offices or divisions within ED. We currently are working with other offices and personnel at ED on some of our pending matters, but it is possible that we could encounter delays and difficulties obtaining timely ED approval of recent and future acquisitions of other schools. See “Education Regulations – School Acquisitions” and “Education Regulations – Change of Control.” We also could encounter delays and difficulties obtaining timely ED approval of new campuses or other educational programs for which we wish to offer Title IV funds to students and which require ED approval. See “Education Regulations – Opening Additional Campuses and Adding Educational Programs.”

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

Financial Value Transparency and Gainful Employment Regulations. In May 2021, ED announced its intention to initiate a rulemaking process on several topics, including gainful employment. On May 19, 2023, ED published a notice of proposed rulemaking on financial value transparency and gainful employment, and on October 10, 2023, ED published final regulations which became effective on July 1, 2024. Multiple lawsuits were filed challenging these regulations, and these were consolidated into one case. We cannot predict the outcome of this case. The financial value transparency and gainful employment regulations include standards for annually evaluating postsecondary educational programs based on the calculation of debt-to-earnings rates and an “earnings premium” measure. The rule establishes formulae for calculating these rates using data such as student debt, student earnings data, and median earnings data for working adults with only a high school diploma or GED, which the rule uses to compare to median earnings data of the institution’s graduates. Under the regulations, ED will annually calculate and publish the debt-to-earnings rates and median earnings data for our educational programs. If these calculations show that any of our educational programs do not comply with debt-to-earnings or median earnings regulatory thresholds for two of three consecutive years, those educational programs would lose Title IV Program eligibility. ED also requires institutions to provide warnings to current and prospective students about programs in danger of losing of Title IV Program eligibility which could negatively impact our retention of current students and enrollment of new students in these programs. The regulations also require certifications and data reporting to ED and providing required student disclosures related to gainful employment. Some of the data ED will use to calculate the debt-to-earnings rates and earnings premium measures is not yet readily accessible to institutions. Therefore, it is difficult for us to predict how our institutions will perform under the new standards and the extent to which our programs could lose Title IV Program eligibility under the new standards. We also do not have control over some of the factors that could impact the rates and measures for our programs which could make it difficult to mitigate the impact of the regulations on our programs. However, the new regulations could require us to modify or eliminate programs to comply with the new regulations and could result in the loss of Title IV Program eligibility for our programs that fail to comply with the regulations which could have a material adverse effect on our student population and our revenues. As noted elsewhere, our degree programs also will be subject to a new separate earnings measure under the OBBBA. See “Risk Factor - ED’s financial value transparency and gainful employment regulations may limit the programs we can offer students and increase our cost of operations.”

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

Among other things, the revised 2022 version of the BDR regulations also amended the processes for borrowers to receive from ED a discharge of the obligation to repay certain Title IV Program loans when the BDR applications are received on or after, or pending with ED as of July 1, 2023. The revised 2022 version of the BDR regulations applies the revised federal BDR standard to all BDR claims received on or after, or pending with the Secretary as of July 1, 2023, but would not allow for recovery against institutions for discharged amounts first disbursed prior to July 1, 2023 unless the BDR claim would have been approved under the substantive BDR standard applicable to the time period in which the loan was disbursed as set forth in the prior versions of the BDR regulations. The defenses to repayment are based on certain acts or omissions, including misrepresentations by an institution or a covered party. The regulations establish detailed procedures and standards for the loan discharge processes, including the information required for borrowers to receive a loan discharge, and the authority of ED to seek recovery from the institution of the amount of discharged loans. The 2022 version of the revised BDR regulations were to take effect on July 1, 2023, in addition to certain closed school loan discharge provisions part of the same rule, but are currently enjoined and delayed. The Career Colleges and Schools of Texas (“CCST”) filed a complaint challenging the regulations in February 2023. In April 2024, the U.S. Court of Appeals for the Fifth Circuit granted a preliminary injunction to block enforcement of the revised 2022 version of the BDR regulations while the case is pending. Further, the OBBBA, enacted July 4, 2025, delays the effective date of the 2022 version of the revised BDR regulations for ten years, until July 1, 2035. Therefore, the amendments to the BDR regulations that were to take effect on July 1, 2023 are not in effect, but the previous BDR regulations in effect prior to July 1, 2023, generally remain in effect in the meantime and apply different substantive standards and procedures based on when a BDR claimant’s loans were disbursed.

On June 22, 2022, ED reached a settlement with plaintiffs in the case titled Sweet v. Cardona, which was filed by student loan borrowers to challenge ED’s adjudication of BDR claims. The settlement resulted in automatic relief of claims pending as of June 22, 2022 that were filed against institutions on a list of about 150 institutions named in the settlement agreement, which did not include any of our institutions. In addition, under the settlement, any borrower who filed a defense to repayment claim between June 22, 2022 and November 15, 2022 are “Post-Class Applicants” whose applications will be adjudicated under the 2016 version of the BDR regulations and will be decided by January 2026. HDMC received and timely responded to seven BDR applications from Post-Class Applicants. CCC, Integrity, and CCMCC (at least since we acquired CCMCC) have not received any BDR applications from Post-Class Applicants. It is possible that we could receive BDR claims in the future. If we or our representatives are found to have engaged in certain acts or omissions under the broad definitions contained in the 2016 version of the BDR regulations, or other BDR regulations that could be in place in the future, we could be subject to substantial repayment obligations and subject to other sanctions.

The enjoined 2022 version of the BDR regulations, and the versions of the BDR regulations that are currently in effect and that could be in effect in the future, could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate, including a requirement that our institutions to submit a letter of credit based on expanded standards of financial responsibility. See “Education Regulations - Financial Responsibility Standards.”

In recent years, ED has been more active in processing BDR applications and has recently distributed claims to institutions for an opportunity to respond to borrower allegations. ED may, on its own or in response to other constituencies, allocate additional resources to reviewing and adjudicating BDR applications from federal student loan borrowers. We cannot predict how many BDR applications have been filed by our former students, but if we receive such claims from ED, we may incur significant costs in responding to the borrower allegations and, if adjudicated as valid by ED, repaying the federal government for the amount of loans discharged pursuant to such claims.

ED also grants closed school loan discharges to students when it determines the student’s institution or campus has closed. When an institution or location meets ED’s definition of a closed school or location, affected students can apply for a discharge of the Title IV loans incurred for the program of study the student did not complete due to the closure, and ED grants the discharge if the student meets certain requirements. ED also may seek to recover the cost of the discharge from the institution. If any of our locations or institutions close, our institutions could be subject to liabilities for closed school loan discharges. In conjunction with the 2022 revisions to the BDR rule, ED also revised the closed school loan discharge provisions. However, these revisions are also enjoined as well as delayed under the OBBBA. We cannot predict the outcome of any future revisions to the closed school loan discharge provisions that ED may initiate.

90/10 Revenue Test. Under the HEA, a proprietary institution that derives more than 90% of its total revenue from the Title IV Programs or, for fiscal years beginning on or after January 1, 2023 from all federal educational assistance funds, for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV Programs and may not reapply for eligibility until the end of at least two fiscal years (“90/10 Rule”). An institution whose receipts of applicable funds exceeds 90% of revenue for a single fiscal year will be placed on provisional certification, be required to notify ED and its students of the possibility of a loss of Title IV Program eligibility, and may be subject to other enforcement measures, including a requirement to submit a letter of credit. See “Education Regulations - Financial Responsibility Standards.” If an institution violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, ED would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

We have calculated the 90/10 Rule percentage for the 2024, 2023, and 2022 fiscal years as follows for HDMC, CCC, and Integrity: HDMC 87.55%, 84.53%, and 82.17%; CCC 79.51%, 74.48%, and 72.34%; and Integrity 84.19%, 88.14%, and 85.43%, respectively. CCMCC’s 90/10 Rule percentage for its 2022 fiscal year was 21.76%, and for its 2023 fiscal year was 48.63%. CCMCC’s next 90/10 Rule percentage will be reported to ED in connection with the Company’s next annual financial statement and compliance audit submissions. Our calculations of the 90/10 Rule percentage for the 2025 fiscal year for HDMC, CCC, Integrity, and CCMCC are due on December 31, 2025 and each are expected to be below 90%. The 90/10 calculations for our institutions are subject to review and potential recalculation by ED. In addition, the 90/10 Rule is complex and there is some ambiguity in certain technical aspects of the calculation methodology by ED under the 90/10 Rule. If ED comes out with additional guidance of interpretations that are different than our interpretations, ED could recalculate the 90/10 Rule percentages of our institutions, which could result in one or more of the percentages exceeding 90%. A loss of eligibility to participate in Title IV Programs for any of our institutions would have a significant impact on the rate at which our students enroll in our programs and on our business and results of operations. Moreover, if an institution violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, ED would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

ARPA amended the 90/10 Rule by treating other federal student financial assistance funds in the same manner as Title IV Program funds in the 90/10 Rule calculation. This amendment requires our institutions to limit the combined amount of Title IV Program funds and other federal student financial assistance funds in a fiscal year to no more than 90% in a fiscal year as calculated under the 90/10 Rule. ED published final regulations on the 90/10 Rule on October 28, 2022. The final regulations became effective July 1, 2023 and applied to fiscal years beginning on or after January 1, 2023 (which was the fiscal year ending June 30, 2024 for our schools). The new rule modified how institutions counted revenue when calculating compliance with the 90/10 Rule, and added a requirement to notify students of the potential loss of eligibility resulting from not meeting the 90/10 standard, among other changes. ED published a Notice in the Federal Register listing the types of funds that are considered federal education assistance funds under the new 90/10 Rule. The funds include GI Bill funding and Military Tuition Assistance, among other sources of funds. We expect the change in the 90/10 Rule will increase our 90/10 Rule percentages and make it more difficult to comply with the 90/10 Rule and could require changes to our operations in order to maintain compliance.

ED regulations have restricted the ability of institutions to limit the amount of Title IV Program loans that students and parents may borrow which can impact our ability to control compliance with the 90/10 Rule at our institutions. However, under a provision of the OBBBA that will be effective July 1, 2026, institutions are permitted to limit the total amount of loans that a student may borrow, and that a parent may borrow on behalf of a student, as long as the limit is applied consistently to all students in a program of study. In addition, there is a lack of clarity regarding some of the technical aspects of the calculation methodology under the 90/10 Rule, which may lead to regulatory action or investigation by ED. Changes in, or new interpretations of the calculation methodology or other industry practices under the 90/10 Rule could further significantly impact our compliance with the 90/10 Rule, and responding to any review or investigation by ED involving us could require a significant amount of resources.

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

In September 2025, ED released the final cohort default rates for the 2022 federal fiscal year. These are the most recent final rates published by ED. The rates for our existing institutions for the 2022, 2021, and 2020 federal fiscal years are as follows: HDMC 0%, 0%, and 0%; CCC 0%, 0% and 0%; Integrity 0%, 0%, and 0%; and CCMCC 0%, 0%, and 0%, respectively. Consequently, none of our institutions had a cohort default rate equal to or greater than 30% for the 2022, 2021, and 2020 federal fiscal years. During the COVID-19 pandemic, ED temporarily suspended federal student loan repayment obligations. This suspension, which lasted over three years, contributed to a reduction in our cohort default rates. Our cohort default rates could be substantially higher for the periods after October 2023, when the suspension expired if borrowers do not timely repay their federal student loans. We are engaging in activities aimed at reminding borrowers of their obligations to repay loans and to reduce the number of borrowers who default on their loans; however, we cannot predict or guarantee that these activities will be successful or that the cohort default rates will not increase or exceed applicable eligibility thresholds.

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

ED annually evaluates the financial responsibility of HDMC, CCC, Integrity, and CCMCC on a consolidated basis. We have calculated our composite score for the 2024 fiscal year to be 3.0; however, this score is subject to determination by ED based on its review of our consolidated audited financial statements for the 2024 fiscal year. Our next composite score will be calculated based on audited financial statements for the 2025 fiscal year due for submission to ED by December 31, 2025. We expect the composite score for the 2025 fiscal year to exceed 1.5, but the final composite score is subject to our final calculation and to determination by ED based on its review of our consolidated financial statements for the 2025 fiscal year. However, if our composite scores in the future were to decrease, we may become subject to the additional requirements noted above or our Title IV Program eligibility could be affected. We cannot predict how long it will take ED to make its determination or the outcome of its determination. On January 30, 2024, due to a failure to timely return unearned Title IV funds to ED, Integrity was required to submit an acceptable form of financial protection for 25% of the refunds that were made for the fiscal year ended June 30, 2023 in the amount of $18,828.

On October 31, 2023, ED published final regulations with a general effective date of July 1, 2024 that, among other things, amended the “general” standards of financial responsibility to revise the timeframe for institutions to submit annual audits, require reporting on the status of foreign entity owners, and add events that constitute a failure to demonstrate an institution is able to meet financial obligations. These regulations also modified the list of triggering events that could result in ED determining that the institution lacks financial responsibility and must submit to ED a letter of credit or other form of acceptable financial protection and accept other conditions on the institution’s Title IV Program eligibility. The regulations create lists of mandatory triggering events and discretionary triggering events. An institution is not able to meet its financial or administrative obligations if a mandatory triggering event occurs. The mandatory triggering events include:

●	an institution with a composite score of less than 1.5 has a recalculated composite score of less than 1.0 as determined by ED as a result of an institutional liability from a monetary award or judgment or settlement resulting from a legal proceeding;

●	an institution (or an entity that has submitted financial statements to ED in connection with a change in ownership) is subject to a government enforcement action (sued by a federal or state authority or via a qui tam action) and the action has been pending for 120 days and no motion to dismiss is pending or has been granted;

●	the institution’s recalculated composite score is less than 1.0 after ED initiates action to recoup funds from institution after BDR claim decided in borrower’s favor;

●	an institution or entity that submitted an application with ED for a change of ownership has a recalculated composite score is less than 1.0 after a final monetary judgment, award or settlement that was entered against it at any point through the end of the second full fiscal year after the change of ownership;

●	a proprietary institution with a composite score of less than 1.5 or that underwent a change of ownership in the current or previous fiscal year has a recalculated composite score of. less than 1.0 as determined by ED as a result of a withdrawal of owner’s equity from the institution unless certain exceptions apply;

●	at least half of Title IV funds in the institution’s most recently completed fiscal year are for “failing” gainful employment programs;

●	the institution is required to submit a teach-out plan due to financial concerns;

●	the SEC takes certain actions against a publicly listed entity that directly or indirectly owns at least 50% of an institution or such entity fails to comply with certain filing requirements;

●	the institution did not receive at least 10 percent of its revenue from sources other than Federal educational assistance as calculated under 90/10 rule during its most recently completed fiscal year;

●	the institution’s two most recent cohort default rates are 30 percent or greater, unless a pending appeal could reduce one of the rates;

●	the institution’s composite score is less than 1.0 when recalculated to reflect the offset of distribution after a contribution;

●	the institution or entity included in financial statements is subject to adverse or impermissible conditions under a financing arrangement as a result of ED action;

●	the institution declares financial exigency to government agency or accrediting agency;

●	the institution or an owner files for a receivership or is ordered to appoint a receiver.

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

The regulations require an institution to notify ED of the occurrence of a mandatory or discretionary triggering event and, in some cases, provide an opportunity to submit certain information to ED to demonstrate why the event does not establish the institution’s lack of financial responsibility or require the submission of a letter of credit and impose other conditions or requirements. If more than one of these financial responsibility triggers occur, ED could impose separate letters of credit to address each triggering event.

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

ED’s proposed regulatory agenda first published in early September 2025 includes an intent to address certain issues including financial responsibility requirements via negotiated rulemaking. We cannot predict how ED will address these requirements or the impact the changes to financial responsibility requirements may have on our schools.

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

If an institution is cited in an audit or program review for late returns of Title IV Program funds for 5% or more of the pertinent students within the audit or program review sample, or if an audit identifies a material weakness in the institution’s report on internal controls relating to the return of unearned Title IV Program funds, the institution may be required to post a letter of credit in favor of ED in an amount equal to 25% of the total amount of Title IV Program funds that should have been returned for students who withdrew in the institution’s prior fiscal year. Neither HDMC nor CCC has received such a finding in either of the two most recently completed annual Title IV Program compliance audits submitted to ED. On January 30, 2024, due to a failure to timely return unearned Title IV Program funds to ED, Integrity was required to submit an acceptable form of financial protection for 25% of the refunds that were made for the fiscal year ended June 30, 2023 in the amount of $18,828. In January through March 2024, ED conducted negotiated rulemaking to prepare proposed regulations on several topics including the rules pertaining to returns of Title IV Program funds. On July 24, 2024, ED promulgated proposed amended regulations related to return of Title IV calculations. ED published the final regulations on January 3, 2025, with a general effective date of July 1, 2026. The regulations codify ED’s guidance requiring the date of determination of withdrawal to be documented within 14 days after the student’s last date of attendance for institutions that take attendance; remove the option for clock-hour programs to use the “cumulative” method to calculate Title IV earned; and changes Return of Title IV calculations for programs offered in modules. We are evaluating whether and the extent to which the new regulations may negatively impact our performance of return of title IV.

Negotiated Rulemaking. ED has promulgated a substantial number of new regulations in recent years that impact our business, including, but not limited to, the “borrower defense to repayment” regulations discussed in the risk factors below, as well as rules regarding compensation for persons engaged in certain aspects of admissions and financial aid, state authorization, clock and credit hours, prohibitions on “substantial misrepresentations,” gainful employment, certification procedures, financial responsibility, administrative capability, ability to benefit, closed school loan discharges, the 90/10 Rule, changes in ownership, Title IX, cash management, return of Title IV funds, distance education, accreditation and other topics. These and other regulations have had significant impacts on our business, requiring a large number of reporting and operational changes and resulting in changes to and elimination of certain educational programs.

On July 24, 2025, ED announced it intends to establish two negotiated rulemaking committees: one that will consider changes to the federal student loan programs and one that will consider institutional and programmatic accountability, including changes to the Pell Grant. The rulemaking is intended to implement recent changes to the Title IV, HEA programs included in the OBBBA. See “Education Regulations – Congressional Action.” We expect the new requirements will impact our institutions and operations, but we cannot predict the ultimate scope, content, and impact of the new OBBBA requirements under future ED regulations and guidance. We are currently assessing, and will continue to assess, the potential impact of the requirements on us and our institutions and to monitor the negotiated rulemaking process.

On April 4, 2025, ED announced its intention to conduct negotiated rulemaking to prepare proposed regulations on topics pertaining to Title IV regulations, potentially including Public Service Loan Forgiveness, loan repayment programs, and “streamlining” current federal student financial assistance regulations. ED held public hearings to discuss the rulemaking agenda on April 29, 2025 and May 1, 2025 and requested comments on rulemaking topics be submitted by May 5, 2025. The Public Service Loan Forgiveness Committee met from June 30, 2025 to July 2, 2025. We cannot predict the ultimate timing, content, and impact of any regulations and guidance ED might propose and ultimately adopt. In addition, the President directed federal agencies on April 9, 2025 to identify existing regulations that are unlawful or otherwise objectionable and to take steps to repeal or modify these regulations. We cannot predict what rules ED might attempt to repeal or modify, the timing and outcome of these efforts, or the impact of any regulatory repeals of modifications on our business and schools.

ED’s proposed regulatory agenda published in early September 2025 indicates an intent to address several topics (including through rulemaking), including accreditation, changes in ownership, cash management, administrative capability, and financial responsibility requirements, civil rights investigations, and privacy of education records. Whether via sub-regulatory guidance or a rulemaking process, we cannot predict how ED’s actions on these topics will impact schools like ours. Future regulatory actions by ED or other agencies that regulate our institutions are likely to occur and to have significant impacts on our business, require us to change our business practices and incur costs of compliance and of developing and implementing changes in operations, as has been the case with past regulatory changes.

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

Substantial Misrepresentation. ED’s regulations prohibit an institution that participates in the Title IV Programs from engaging in misrepresentations regarding the nature of its educational programs, financial charges, graduate employability or its relationship with ED. A “misrepresentation” includes any false, erroneous, or misleading statement (whether made in writing, visually, orally, or through other means) that is made by an eligible institution, by one of its representatives, or by a third party that provides to the institution educational programs, marketing, advertising, recruiting or admissions services and that is made to a student, prospective student, any member of the public, an accrediting or state agency, or to ED. If ED determines that one of our institutions has engaged in “substantial misrepresentation,” ED may impose sanctions or other conditions upon the institution including, but not limited to, initiating an action to fine the institution or limit, suspend, or terminate its eligibility to participate in the Title IV Programs and may seek to discharge students’ loans and impose liabilities upon the institution. ED defines a “substantial misrepresentation” to include any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. The definition of “substantial misrepresentation” is broad and, therefore, it is possible that a statement made by the institution or one of its service providers or representatives could be construed by ED to constitute a substantial misrepresentation. Other federal agencies, state agencies, and accrediting agencies have similar rules that prohibit certain types of misrepresentations or unfair marketing and advertising practices by us or others on our behalf on a variety of subjects including, without limitation, the accuracy and substantiation of rates of graduation, job placement and passage of occupational licensure examinations. Noncompliance with these requirements could result in sanctions, liabilities, or third-party litigation that could have an adverse effect on our business and results of operations. ED published a final rule on November 1, 2022 which expanded the scope of prohibited misrepresentations, and which also prohibits certain types of conduct with respect to the recruitment of students. The adoption and implementation of new regulations could lead to findings of noncompliance and result in liabilities and other sanctions that could have an adverse effect on our business and results of operations.

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

School Acquisitions. When a company acquires an institution that is eligible to participate in the Title IV Programs, the acquisition generally will result in the institution undergoing a change of ownership resulting in a change of control as defined by ED and under the rules of other agencies and accreditors. Upon such a change, an institution’s eligibility to participate in the Title IV Programs is generally suspended until it has applied for recertification by ED as an eligible school under its new ownership, which requires that the school also re-establish its state authorization and accreditation. ED may temporarily and provisionally certify an institution seeking approval of a change of control under certain circumstances while ED reviews the institution’s application. The temporary provisional certification typically remains in effect on a month-to-month basis during ED’s review of the application as long as the school timely submits certain documentation during the course of ED’s review. ED’s proposed regulatory agenda published in early September of 2025 includes an intent to address certain issues including change of ownership requirements. We cannot predict how ED will address these requirements or the impact the changes to change of ownership requirements may have on our schools.

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

Legacy Education Antioch, LLC, a wholly-owned subsidiary of Legacy LLC (as defined herein) (the “Buyer”) entered into the APA with Legacy Education Inc., Legacy Education, LLC, a wholly-owned subsidiary of the Company (“Legacy LLC” and together with the Company and the Buyer, the “Buyer Parties”), CCMCC, Contra Costa Medical Career College Online, Inc. (“CCMCC Online” and together with CCMCC, “Sellers”) and, solely with respect to certain portions of the APA, Stacey Orozco and Bulmaro Orozco, the sole owners CCMCC and CCMCC Online (the “CCMCC Transaction”). The CCMCC Transaction was consummated on December 18, 2024.

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

The approval processes for state and accrediting agencies vary in scope and timing with some agencies requiring approval prior to the acquisition and others not conducting their review until after the acquisition has taken place. With regard to the agencies that accredit CCMCC and CCMCC Online, authorize them to operate in the state of California, or approve their programs:

●	California Bureau for Private Postsecondary Education (“BPPE”): Institutions that are licensed by BPPE by means of accreditation, like CCMC, are required to notify BPPE of the change within 30 days of the change and demonstrate that the substantive change was made in accordance with the institution’s accreditation standards. CCMCC submitted an Application for a Change of Business Organization/Control/Ownership to BPPE on January 16, 2025 which included ACCET’s approval of the change of ownership. By letter dated January 31, 2025, BPPE approved CCMCC to operate under its new ownership.

●	Accrediting Council for Continuing Education and Training (“ACCET”): ACCET accreditation standards require that institutions undergoing a change in ownership or control submit notice at least ten days prior to a prospective agreement for the change. ACCET also requires submission of an application for approval of the change in ownership or control within ten days following the change. CCMCC submitted the application on December 27, 2024. By letter dated January 15, 2025, ACCET provisionally reinstated CCMCC’s accreditation following the change in ownership, and by letter dated September 4, 2025, ACCET granted final approval of the change of ownership.

●	California State Approving Agency for Veterans Education (“CSAAVE”): CSAAVE requires approved institutions to make a post-change submission to CSAAVE for approval of the change when there has been a material change to the institution’s current approval. CCMCC provided notice to CSAAVE of the change on November 12, 2024, and submitted the change of ownership forms. On April 28, 2025, CCMCC provided additional information to CSAAVE regarding its reapproval and on May 1, 2025, CSAAVE approved the application.

●	Accreditation Bureau of Health Education Schools (“ABHES”): ABHES requires institutions that hold ABHES programmatic accreditation to notify it of any change in organizational oversight or legal structure, and to submit a completed application for change in legal status, ownership, or control within five days after the change. CCMCC submitted the application on December 23, 2024. By letter dated January 29, 2025, ABHES approved the change in ownership.

●	California Board of Vocational Nursing and Psychiatric Technicians (“BVNPT”): BVNPT instructed CCMCC to submit formal notification of the change of ownership after receiving BVNPT’s approval to admit a new class of students. CCMCC received such approval on February 4, 2025 and submitted the required form for the change of ownership on February 12, 2025, and is awaiting approval.

●	California Department of Public Health, Laboratory Field Services (“CDPH”): CDPH requires certain training programs undergoing a change of ownership to notify CDPH within 30 days after the change has occurred and submit a new application package. CCMCC notified CDPH of the change and submitted the application on February 6, 2025, and is awaiting approval.

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

Our institutions may encounter difficulty timely identifying and reporting to ED on the electronic application for each of our institutions’ several hundred owners. Integrity may also encounter additional difficulty reporting ownership given ED has not yet approved the prior change in control of Integrity and, as a result, we could encounter difficulty obtaining access to the electronic application. ED has informed us that it only will require us to report owners with a five percent or greater ownership interest in the Company although this guidance could change in the future and we could encounter difficulty identifying and timely reporting owners under current or future ED guidance. Our institutions will also be required to timely report any additional changes to ownership percentages and given the frequency such changes can occur for a publicly traded company, we may have difficulty timely complying with ED’s reporting requirements. These difficulties could result in adverse action by ED, or conditions or restrictions imposed by ED on one or more of our institutions.

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

We have verified that most of our education regulators and accreditors do not treat the initial public offering as a change in ownership or control requiring agency approval. If agencies require us to obtain approvals in connection with the initial public offering, we will be required to undergo an application process for approvals from the applicable agencies and could be subject to conditions or restrictions depending on the outcome of the approval process. If an agency notified us that we moved forward with the initial public offering without making or obtaining required pre-closing notices and approvals prior to the initial public offering, we could be subject to sanctions by the applicable agencies including loss of our approvals from these agencies. On July 30, 2024, ED provided written confirmation the initial public offering as described would not constitute a change of control under its regulations. However, subsequent offerings, transactions or other events could be deemed to be a change of control in the future.

With regard to the agencies that institutionally accredit our institutions or authorize them to operate in the state of California:

●	BPPE: BPPE regulations require that institutions that are authorized based on their accredited status and which undergo a change in ownership timely submit notice of such change with accompanying documentation to demonstrate that the change was made in accordance with the applicable accreditation standards. On August 8, 2024, BPPE responded to our request for guidance regarding a potential change of ownership process and stated that it would look to the determinations of ABHES and ACCET with respect to the initial public offering. As described below, ABHES and ACCET have provided written confirmation that the initial public offering as described would not constitute a change in legal status, ownership or control under the respective standards. Based on those responses from ABHES and ACCET, we sought confirmation that our institutions need not undergo an approval process with BPPE prior to the offering, and BPPE confirmed on September 11, 2024 that the initial public offering would not be viewed as a change in control and would not require approval from BPPE.
●	ABHES: ABHES accreditation standards require that institutions undergoing a change in legal status, ownership or control submit an application for approval of the change at least 90 days in advance, and that ABHES must approve the change before it takes place. ABHES accreditation standards also require institutions undergoing a change in legal status, ownership or control to submit an additional application within five days after the change, which would also be subject to ABHES approval. We requested guidance from ABHES regarding whether the initial public offering as described will constitute a change in in legal status, ownership or control for the purposes of its accreditation standards. On August 12, 2024, ABHES provided written confirmation that the initial public offering as described would not constitute a change in legal status, ownership or control under its standards.
●	ACCET: ACCET accreditation standards require that institutions undergoing a change in ownership or control submit a notice at least ten days prior to such a change, and further submit an application for approval of such a change within ten days following the change. We requested guidance from ACCET regarding whether the initial public offering as described will constitute a change in ownership or control under its accreditation standards and confirmation no approval would be required from ACCET. On September 6, 2024, ACCET provided written confirmation that the initial public offering as described would not constitute a change in ownership or control under its standards.

The California Board of Registered Nursing requires pre-closing approval of a change of ownership before it occurs and requires post-closing approval of a change in organizational structure. We requested confirmation from the California Board of Registered Nursing that the initial public offering as described will not be treated as a change in ownership that requires approval before the offering occurs, but have not received a determination from the agency. If the California Board of Registered Nursing determines we were required to obtain the agency’s approval prior to the initial public offering under its statutes, rules or standards, then, as noted above, we could be subject to sanctions by this agency including potential loss of our approval.

We are in the process of initiating communications with our education regulators and accreditors on this subject and have not received responses as to whether they will treat the initial public offering as a change in ownership or control requiring agency approval. If we are required to go through a change of ownership and/or control review process with these agencies, one or more of these agencies could impose additional conditions or restrictions or delay or decline to issue an approval. If an agency does not require us to go through a change of ownership and/or control review process, we may be required to submit notices or other information to the agency which could result in further scrutiny or inquiries by the agency.

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

A student may use Title IV Program funds only to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Generally, unless otherwise required by ED or regulation, an institution that is eligible to participate in Title IV Programs may add a new educational program without ED approval. Institutions that are provisionally certified may be required to obtain approval of certain educational programs. Our Integrity and CCMCC institutions are provisionally certified and required to obtain prior ED approval of new locations and educational programs. If an institution erroneously determines that an educational program is eligible for purposes of the Title IV Programs, the institution would likely be liable for repayment of Title IV Program funds provided to students in that educational program. Our expansion plans are based, in part, on our ability to add new educational programs at our existing schools and make periodic updates to our programs.

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

Administrative Capability. ED assesses the administrative capability of each institution that participates in the Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead ED to find the institution ineligible to participate in the Title IV Programs or to place the institution on provisional certification as a condition of its participation and potentially impose fines or other sanctions. On October 31, 2023, ED published new regulations revising and expanding its administrative capability standards. Those revisions, effective July 1, 2024, modified the criteria for administrative capability such that they now include, among other things, that the institution:

●	comply with all applicable federal student financial aid requirements;

●	have capable and sufficient personnel to administer the Title IV Programs;

●	administer the Title IV Programs with adequate checks and balances in its system of internal controls over financial reporting;

●	divide the function of authorizing and disbursing or delivering Title IV Program funds so that no office has the responsibility for both functions;

●	establish and maintain records required under the Title IV Program regulations;

●	develop and apply an adequate system to identify and resolve discrepancies in information from sources regarding a student’s application for financial aid under the Title IV Programs;

●	have acceptable methods of defining and measuring the satisfactory academic progress of its students;

●	refer to the Office of the Inspector General any credible information indicating that any applicant, student, employee, third party servicer or other agent of the school has been engaged in any fraud or other illegal conduct involving the Title IV Programs;

●	not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;

●	provide adequate financial aid counseling to its students;

●	submit in a timely manner all reports and financial statements required by the Title IV Program regulations;

●	provide adequate career services and geographically accessible clinical or externship opportunities to its students;

●	disburse funds to students in a timely manner that best meets their needs;

●	does not have programs that “fail” gainful employment rates and measures and that represent 50 percent or more of its total receipts under the Title IV Programs in the most recent award year;

●	does not engage in substantial misrepresentations or aggressive and deceptive recruitment tactics; and

●	not otherwise appear to lack administrative capability.

Failure by us to satisfy any of these or other administrative capability criteria could cause our institutions to be subject to sanctions or other actions by ED or to lose eligibility to participate in the Title IV Programs, which would have a significant impact on our business and results of operations.

ED published a notice in early September 2025 regarding its agenda for regulatory initiatives which, among other things, indicated an intent to address certain issues including administrative capability requirements. We cannot predict whether ED intends to address these requirements through negotiated rulemaking, published guidance, or other actions, nor can we predict the impact on our institutions of any changes that might occur to the administrative capability requirements. We are continuing to monitor developments on this topic.

Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments. An institution participating in the Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. This statutory prohibition under the HEA, and as implemented by ED, applies to all institutional employees and service providers who are engaged in or responsible for any student recruitment or admission activity or making decisions regarding the award of financial aid. We cannot predict how ED will interpret and enforce the incentive compensation prohibition. The prohibition on incentive compensation has had and will continue to have a significant impact on the productivity of our employees, on the retention of our employees and on our business and results of operations. Failure to comply with the incentive compensation prohibition could result in loss of an institution’s certification to participate in the Title IV Programs, limitations on Title IV Program participation or financial penalties. On July 17, 2024, ED announced it will issue guidance related to the incentive compensation rule no sooner than later that year, but it has not yet issued such guidance.

Compliance Reviews Regarding Compliance with Regulatory Standards and Effect of Regulatory Violations. Because we operate in a highly regulated industry, we are subject to compliance reviews and audits as well as claims of noncompliance and lawsuits by government agencies, regulatory agencies and third parties. Our institutions are subject to audits, program reviews, site visits, and other reviews by various federal and state regulatory agencies, including, but not limited to, ED, ED’s Office of Inspector General, state education agencies and other state regulators, the U.S. Department of Veterans Affairs and other federal agencies, and by our accrediting agencies. In addition, each of our institutions must retain an independent certified public accountant to conduct an annual audit of the institution’s administration of Title IV Program funds. Each of our institutions must submit the resulting audit report to ED for review.

If one of our institutions fails to comply with accrediting or state licensing requirements, such school and its main and/or branch campuses and educational programs could be subject to the loss of state licensure or accreditation, which in turn could result in a loss of eligibility to participate in the Title IV Programs. If ED or another agency determined that one of our institutions improperly disbursed Title IV Program funds or other financial assistance funds or violated a provision of the HEA or ED regulations, the institution could be required to repay such funds and related costs to ED or other agencies, and could be assessed an administrative fine or subject to other sanctions including loss of eligibility to participate in the impacted financial assistance program. ED could also place the institution on provisional certification status and/or transfer the institution to the reimbursement or cash monitoring system of receiving Title IV Program funds, under which an institution must disburse its own funds to students and document the students’ eligibility for Title IV Program funds before receiving such funds from ED. It could also impose letters of credit, restrict participation, or take actions such as suspensions or emergency action.

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

Financial Aid Fraud Detection. Institutions must detect and prevent financial aid fraud attempts. For example, ED requires institutions to maintain systems to identify conflicting information that affects a student’s eligibility for financial aid and resolve it before disbursing aid. ED also requires institutions to report suspicions of fraud to ED’s Office of the Inspector General. If our efforts to detect and prevent financial aid fraud are unsuccessful or found to be deficient, it could lead to a finding of noncompliance with Title IV requirements, accreditation standards, or other agencies, and could result in liabilities, loss of accreditation or Title IV eligibility, as well as third-party claims.

Other Financial Assistance Programs. Some of our students receive financial aid from federal sources other than the Title IV Programs, such as programs administered by the U.S. Department of Veterans Affairs and under the Workforce Innovation and Opportunity Act (“WIOA”). In addition, some of our students receive state financial aid in the form of grants, loans or scholarships. The eligibility and compliance requirements for these federal and state financial aid programs are extensive and vary among the funding agencies and by program. Our failure to comply with legal requirements applicable to federal and state financial assistance programs could result in repayment liabilities, sanctions, or loss of eligibility to participate in those programs which could impact our results of operations and also impact our compliance with ED’s 90/10 Rule which requires our institutions to generate revenues from sources other than the Title IV Programs and other federal financial assistance.

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

Under the WIOA, institutions currently must report data regarding credential attainment rates, job placement rates, and other information and may be required to meet negotiated performance goals set by the state agency administering WIOA funds. Members of Congress have made proposals to reauthorize WIOA but no reauthorization bills have been passed. If passed, proposals to reauthorize WIOA that increase requirements or impose penalties could impact our schools.

If our participating institutions and their programs were to not meet other WIOA requirements, they would risk losing eligibility to participate in the program. Further, reauthorization of the WIOA could result in changes to the process for determining funding for its programs, which could affect our institutions’ revenues.

In addition to the Title IV Programs and other government-administered programs, all of our schools participate in alternative loan programs for their students. Alternative loans fill the gap between what the student receives from all financial aid sources and what the student may need to cover the full cost of his or her education. We also extend credit for tuition and fees to many of our students that attend our campuses. We are required to comply with applicable federal and state laws related to certain consumer and educational loans and credit extensions and education financing and are subject to review by federal and state agencies responsible for overseeing compliance with these requirements. Our failure to comply with these requirements could result in repayment liabilities, sanctions, investigations or litigation which could impact our results of operations.

On January 20, 2022, the CFPB announced its intent to examine the operations of postsecondary schools that extend private loans directly to students. Accompanying this announcement was an update to the CFPB’s Examination Procedures to now require CFPB examiners to review several aspects of educational loans including enrollment restrictions, withholding transcripts, improper accelerated payments, failure to issue refunds, and improper lending relationships. In September 2023, the CFPB published a report indicating concerns with tuition payment plans, including coercive debt collection practices, high fees, and confusing consumer disclosures. In May 2025, the CFPB indicated it would deprioritize regulation of student loans. Failure to comply with applicable laws and requirements could result in repayment liabilities, sanctions, investigations or litigation which could impact our operations. If the CFPB prioritizes education of student loans in the future, the likelihood of these results would increase.

Programs and Curricula

High Desert Medical College

HDMC’s academic offerings are designed to prepare its graduates for challenging and rewarding careers in high- growth fields. We believe that HDMC’s hands-on approach and flexible scheduling options provide students with a practical learning experience that fits into their busy lives.

HDMC’s approach allows students to learn through a mix of lecture, laboratory and externship experiences, in addition to assigned homework. This allows students to practice what they learn and accommodates different learning styles.

HDMC offers start dates throughout the year for its various programs, across the three campuses. The programs currently offered as of June 30, 2025 are as follows:

Current Programs Offered

Area of Study	Program	Program Length	Estimated Total Fees, Charges and Expenses
Ultrasound Technician	Associate of Applied Science	108-123 weeks	$59,120
Vocational Nursing AAS	Associate of Applied Science	48 weeks	$19,735
Associate Degree Nursing	Association Degree	96 weeks	$89,995
Cardiac Sonography	Associate of Applied Science	115-130 weeks	$59,120
Ultrasound Technician	Diploma	84-99 weeks	$51,699
Clinical Medical Assisting	Certificate	34-42 weeks	$19,340
Dental Assisting	Certificate	34-42 weeks	$19,340
Medical Administrative Assisting	Certificate	15 weeks	$7,784
Medical Billing and Coding	Certificate	35-51 weeks	$19,340
Pharmacy Technician	Certificate	34-42 weeks	$19,534
Veterinary Assistant	Certificate	35-42 weeks	$19,340
Vocational Nursing	Diploma	56-68 weeks	$35,311
Phlebotomy Technician	Course (Avocational)	5 weeks	$1,915
Magnetic Resonance Imaging	Associate of Applied Science	115 weeks	$59,120
Nursing Assistant	Certificate	9 weeks	$3,255
Pit and Fissure Sealant	Course (Avocational)	2 weeks	$525
California Dental Practice Act	Course (Avocational)	2 hours	$99
Infection Control	Course (Avocational)	8 hours	$249
Radiation Safety	Course (Avocational)	32 hours	$449
Teaching Adult Learner - Strategies and Techniques for Nurses and Allied Health Program Educators	Course (Avocational)	30 hours	$115
Coronal Polishing	Course (Avocational)	6 weeks	$3,255
Dispensary Agent Certification	Course (Avocational)	10 hours	$242
Vocational Nursing Pre-Requisite	Course (Avocational)	4 weeks	$850
LVN IV Therapy Certificate	Course (Avocational)	4 days	$275
Emergency Medical Technician Certification	Certificate	12 weeks	$2,495

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

Associate Degree of Nursing

The High Desert Medical College Associate Degree of Nursing Program (ADN) provides students with a high-quality education in a dynamic, supportive and engaging environment. The nursing curriculum at High Desert Medical College prepares the student to become a Registered Nurse with an associate degree. The program promotes a culture of educational excellence among a diverse student population in collaboration with healthcare partners that leads to an associate degree in nursing licensure. An entry-level professional with the ability to utilize the latest healthcare technology while utilizing current evidence-based practice and clinical reasoning. The acquisition of the knowledge, skills and attitudes to provide safe patient-centered care that meets the changing health care needs of diverse individuals, families, communities and desire for life-long learning. The program strives to foster a commitment to individual excellence, integrity, lifelong learning and professional development within each graduate.

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

Emergency Medical Technician Certification Program

The EMT program prepares entry-level healthcare professionals to manage emergencies. EMTs assess scenes, prioritize care, provide immediate treatment, and coordinate patient transport. Graduates qualify to take the National Registry Emergency Medical Technician (NREMT) computerized certification exam to obtain the National EMT Certification.

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

Pit & Fissure Sealant Course

This specialized course is designed for dental professionals in California seeking expertise in the application of pit and fissure sealants. Participants will acquire in-depth knowledge and hands-on skills necessary for effective sealant placement, emphasizing California-specific regulations and ethical considerations. The course aims to empower participants to integrate pit and fissure sealants into their preventive dental care practices with confidence and compliance.

California Dental Practice Act Course

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

Infection Control Course

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

Radiation Safety Course

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

LVN IV Therapy Certificate

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

Coronal Polishing Course

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

CCC offers start dates throughout the year for its various programs. The programs currently offered as of June 30, 2025 are as follows:

Current Programs Offered

Area of Study	Program	Program Length	Estimated Total Fees, Charges and Expenses
Medical Assisting	Certificate	46 weeks	$19,340
Medical Administrative Assistant	Certificate	48 weeks	$19,340
Nursing Assistant	Certificate	9 weeks	$3,255
Phlebotomy Technician	Course (Avocational)	4-12 weeks	$4,400
Veterinary Assistant	Certificate	38 weeks	$19,340
Veterinary Technology	Degree (Associate of Applied Science)	84 weeks	$40,220
Computer Specialist: Accounting	Certificate	48 weeks	$19,340
Ultrasound Technician	Diploma	84-99 weeks	$51,699
Vocational Nursing	Diploma	59 weeks	$35,311
Ultrasound Technician	Associate of Applied Science	108-123 weeks	$59,120
Surgical Technology	Associate of Applied Science	80 weeks	$35,311
Sterile Processing Technician	Certificate	34 weeks	$15,372
Dental Assisting	Certificate	34 weeks	$19,340
Pharmacy Technician	Certificate	18 weeks	$5,286

Healthcare Career Training Programs

Medical Assisting Certificate

The medical assisting program teaches skills such as: medical terminology, medical office procedures, medical records keeping and electronic medical records, patient vital signs, venipuncture and injections, use of laboratory equipment and use of EKGs.

Medical Administrative Assistant Certificate

Completing the medical administrative assistant program gives the student a comprehensive set of administrative skills needed to work in a medical office. These include knowledge, skills and abilities in: medical terminology, medical office procedures, medical record keeping and electronic medical records and medical insurance billing.

Nursing Assistant Certificate

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

Phlebotomy Technician Course

Phlebotomists are allied health professionals who draw blood from patients for medical testing. The phlebotomy technician program is designed to prepare students to take the phlebotomy exam and apply to become a practicing, certified phlebotomist in the State of California.

Veterinary Assistant Certificate

The veterinary assistant program is designed to give hands-on experience working with animals and to prepare the students to successfully work alongside veterinarians and veterinary technicians in a variety of animal care settings. Classes are a combination of lecture, demonstration, guided practice, lab and clinical hours. An externship is provided at the end of the program.

Veterinary Technology Associate of Applied Science Degree Program

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

Vocational Nursing Diploma Program

The vocational nursing program is designed to provide the student with the basic knowledge, skills and abilities to perform the duties of a vocational nurse in a health care environment. The program is approved by the BVNPT as an accredited training program, the completion of which meets the minimum requirements set forth as necessary for application to take the Vocational Nurse License examination.

Surgical Technology Associate of Applied Science (“STAAS”) Degree Program

The STAAS program is designed to prepare students to enter a medical career in the healthcare industry. Surgical Technologists work to provide quality patient care through functioning in a sterile environment and assisting physicians in operating rooms for procedures performed in hospitals, outpatient surgery centers, physician’s offices and other medical facilities.

Sterile Processing Technician Certificate Program

The sterile processing technician program is designed to prepare students to enter a medical career and play a critical role in preventing infection. Sterile processing technicians sterilize, clean, process, assemble, store, and distribute medical equipment and reusable surgical instrumentation, utilizing infection control and safety practices during all phases of the process.

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

Business Career Training Programs

Computer Accounting Specialist Certificate Program

The computer accounting specialist program is designed to prepare students for a career in which they would maintain and prepare records, post details of transactions, and reconcile bank statements in both large and small businesses in many industries.

Business Administrative Specialist Certificate Program

The business administrative specialist program is designed to prepare students for a career in which they would need office skills such as preparing reports and documents, bookkeeping, keeping schedules, answering telephones, taking messages and providing information.

Integrity College of Health

Integrity offers start dates throughout the year for its various programs. The programs currently offered as of June 30, 2025, are as follows:

Current Programs Offered

Area of Study	Program	Program Length	Estimated Total Fees, Charges and Expenses
Vocational Nursing	Diploma	56-68 weeks	$35,311
Medical Assisting	Certificate	34-42 weeks	$19,340
Diagnostic Medical Sonography	Diploma	84-99 weeks	$46,965
Medical Billing and Coding	Certificate	35-42 weeks	$19,340
Bachelor of Science in Nursing (RN to BSN)	BS Degree	46 weeks	$11,143
Veterinary Assistant	Certificate	35-43 weeks	$19,340
Vocational Nursing AAS	Associate of Applied Science	48 weeks	$19,735

Healthcare Career Training Programs

Vocational Nursing Diploma Program

The VN program provides students with nursing skills for direct patient care. Graduates should be able to function as part of the interdisciplinary healthcare team in selected healthcare settings with individuals, families and communities across the life span.

Medical Assistant Certificate Program

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

Diagnostic Medical Sonography Diploma Program

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

Medical Insurance Coding and Billing Specialist Certificate Program

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

Contra Costa Medical Career College

CCMCC offers start dates throughout the year for its various programs. The programs currently offered as of June 30, 2025, are as follows:

Current Programs Offered

Area of Study	Program	Program Length	Estimated Total Fees, Charges and Expenses
Surgical Technology	Associate of Applied Science	61 weeks	$35,740
Sterile Processing Technician	Diploma	25 weeks	$11,550
Diagnostic Medical Sonography	Certificate	72 weeks	$32,435
Medical Assisting with Phlebotomy	Certificate	35 weeks	$11,849
Dental Assisting	Certificate	43 weeks	$11,598
Vocational Nursing	Certificate	52 weeks	$31,209
Clinical Medical Assisting	Certificate	10 weeks	$5,085
Coronal Polishing	Course (Avocational)	16 hours	$525
Infection Control	Course (Avocational)	8 hours	$425
Dental Radiology	Course (Avocational)	2 weeks	$525
Pit and Fissure Sealant	Course (Avocational)	2 weeks	$525
EKG/ECG Technician	Certificate	10 weeks	$3,078
Medical Administrative Assistant /Billing and Coding Specialist	Certificate	10 weeks	$5,151
Medical Assisting	Certificate	20 weeks	$8,716
Pharmacy Technician	Certificate	21 weeks	$5,562
Phlebotomy Technician	Course (Avocational)	4-10 weeks	$3,298

Healthcare Career Training Programs

Associate of Applied Science in Surgical Technology Degree Program

The STAAS program is designed to prepare students to enter a medical career in the healthcare industry. Surgical Technologists work to provide quality patient care through functioning in a sterile environment and assisting physicians in operating rooms for procedures performed in hospitals, outpatient surgery centers, physician’s offices and other medical facilities.

Sterile Processing Technician Certificate Program

The sterile processing technician program is designed to prepare students to enter a medical career and play a critical role in preventing infection. Sterile processing technicians sterilize, clean, process, assemble, store, and distribute medical equipment and reusable surgical instrumentation, utilizing infection control and safety practices during all phases of the process.

Diagnostic Medical Sonography Diploma Program

The diagnostic medical sonography program is designed to prepare graduates for employment as an ultrasound technologist in the general abdomen, OB/GYN, small body parts and vascular. The graduate can work in imaging centers, physician’s offices, clinics, mobile units or hospitals that do not require a certification to be employed. Students learn to use specialized equipment and are prepared for immediate entry-level positions in the field through a combination of coursework, clinical labs, and access to the innovative Sonosim training technology. Students also receive real-world on-the-job experience through clinical experience.

Medical Assisting with Phlebotomy Certificate Program

The medical assisting program with phlebotomy is designed to prepare students to work in essential positions in the field of healthcare. Medical Assistants are critical allied healthcare workers, performing important administrative and clinical duties in the offices of doctors, medical clinics, and hospitals.

Dental Assisting Certificate Program

The dental assisting program is designed to prepare students to enter a dental career in the healthcare industry. Dental Assistants work closely with dentists to provide quality patient care, performing important administrative and clinical tasks to support dental offices. Graduates may find employment in dental offices or clinics as dental assistants.

Vocational Nursing Diploma Program

The VN program provides students with nursing skills for direct patient care. Graduates should be able to function as part of the interdisciplinary healthcare team in selected healthcare settings with individuals, families and communities across the life span.

Clinical Medical Assisting Certificate Program

The clinical medical assisting program is designed to prepare students for entry-level positions as a medical assistant in either clinical and/or administrative capacity. Medical assistants are multi-skilled health professionals who perform a wide range of roles in physician’s offices and other health care settings. Medical assistants may also be employed by medical centers, medical specialty clinics, insurance billing agencies, laboratories, and emergency rooms.

Medical Administrative Assistant /Billing and Coding Specialist Certificate Program

The medical administrative assistant/medical billing and coding program is designed to prepare students to enter the healthcare industry. Medical Administrative Assistant / Medical Billing and Coding Specialists are administrative healthcare professionals, performing critical tasks in support of doctors and medical practices.

EKG/ECG Technician Certificate Program

The EKG/ECG Technician course trains students in performing and interpreting electrocardiograms to help diagnose heart and cardiovascular conditions. It covers essential concepts like EKG basics, waveforms, rhythms, and lead patterns, as well as advanced topics such as 12-lead EKGs, axis interpretation, heart muscle damage, and pacemaker monitoring.

Medical Assisting Certificate Program

The medical assisting program is designed to prepare students to work in essential positions in the field of healthcare. Medical Assistants are critical allied healthcare workers, performing important administrative and clinical duties in the offices of doctors, medical clinics, and hospitals.

Avocational Courses

Pharmacy Technician

The pharmacy technician program is designed to prepare students for a pharmacy career in the healthcare industry. Pharmacy technicians are responsible for helping licensed pharmacists, by assisting in measuring, mixing, counting, labeling, and recording the correct dosages of prescription medications. Pharmacy Technicians are also responsible for establishing and maintaining patient record files, submitting insurance claim forms, and managing prescription and over-the-counter medication inventories.

Coronal Polishing Course

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

Infection Control Course

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

Dental Radiology Course

This Dental Board of California approved course is for dental assistants wanting to learn the proper techniques of dental x-rays. Students will receive full instructional training in radiation safety. The course includes conventional dental radiographs, processing, and mounting films. Instruction in digital radiography is provided utilizing DEXIS.

Pit & Fissure Sealant Course

This specialized course is designed for dental professionals in California seeking expertise in the application of pit and fissure sealants. Participants will acquire in-depth knowledge and hands-on skills necessary for effective sealant placement, emphasizing California-specific regulations and ethical considerations. The course aims to empower participants to integrate pit and fissure sealants into their preventive dental care practices with confidence and compliance.

Phlebotomy Technician Course

Phlebotomists are trained allied health professionals who draw blood from patients for medical testing. The Phlebotomy Technician course is designed to supplement current healthcare experience and prepare students to become state-certified phlebotomists in the State of California.

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

Each of our institutions (HDMC, CCC, Integrity, and CCMCC) participates in the federal student aid programs authorized by Title IV of the HEA, as amended (Title IV Programs), as well as other federal and state financial aid programs and are subject to extensive regulation by ED, other federal and state educational agencies and accreditors. CCC, HDMC, and CCMCC are approved to offer, and must comply with applicable requirements related to, veterans education assistance administered by the VA. CCC and HDMC are also approved to offer, and must comply with applicable requirements related to, Cal Grants administered by the California Student Aid Commission, and funds administered under the Workforce Innovation and Opportunity Act. We derive a substantial portion of our revenue and cash flows from the Title IV Programs and a significant portion of our students rely on financial aid received under the Title IV Programs in order to attend our institutions. To qualify as an eligible institution to participate in the Title IV Programs, an institution must among other things receive and maintain authorization by the appropriate state education agencies, be accredited by an accreditor recognized by ED, and be certified by ED as an eligible institution.

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

Our institutions are subject to the educational laws and regulations of the State of California where our physical campuses are located. We also may be subject to the educational laws of other states if we acquire a new institution in the state or if one of our institutions adds a new campus in the state or otherwise conducts other operations in the state covered by applicable state educational law including, but not limited to, student recruitment, advertising or certain types of distance education. State educational laws establish standards and requirements for, among other things, student instruction, faculty qualifications, campuses and facilities, educational programs, financial stability, administrative staff, marketing and recruiting, distribution of information to current and prospective students, payment of refunds to students who withdraw, private and institutional loans, distance education, student services, student complaints, student admissions, transfer of academic credits, substantive changes, acquisitions, and policies and minimum graduation and job placement outcomes for institutions and/or their individual educational programs. Our institutions are authorized to operate by BPPE. We also may be required to obtain approvals and comply with requirements of state agencies that regulate certain occupational educational programs such as, for example, VN and phlebotomy. The California Board of Registered Nurses approves the Associate degree of Nursing program at HDMC. The VN programs at HDMC, Integrity, and CCMCC are approved by BVNPT. The phlebotomy programs at HDMC and CCC are approved by California Department of Public Health. In addition, we are subject to state consumer protection laws.

Attorneys general in many states have become more active in enforcing consumer protection laws, including, for example, laws related to marketing, advertising and recruiting practices and the financing of education at for-profit educational institutions. Further, some state attorneys general have partnered with federal and state agencies to review industry practices and collaborate on enforcement actions against educational institutions. These actions increase the likelihood of scrutiny of marketing, advertising, recruiting, financing, and other practices of educational institutions and may result in unforeseen consequences, increasing risk and making our operating environment more challenging.

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

State education laws and regulations may limit our campuses’ ability to operate or to award degrees, diplomas, or certificates or offer new programs. Moreover, under the HEA, authorization by state education agencies is necessary to maintain eligibility to participate in the Title IV Programs. ED regulations also require institutions offering postsecondary education through distance education to students located in a state in which the institution is not physically located (as determined by the institution at the time of a student’s initial enrollment and, if applicable, upon formal receipt of information from the student that their location has changed to another state) to meet state educational requirements in that state or participate in a state authorization reciprocity agreement in order to disburse Title IV funds to such students. We have obtained approval to offer portions of our programs via distance education from ACCET for CCC, CCMCC and HDMC, ABHES for Integrity, and from the BPPE for HDMC, CCC, CCMCC and Integrity. The State of California does not, however, presently participate in any state authorization reciprocity agreement whereby our institutions may offer programs via distance education to students located in other states without our obtaining applicable authorizations from those other states. Our institutions presently do not have any state postsecondary authorizations outside of California.

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

If one or more of our institutions fails to maintain institutional accreditation, or if certain of our programs cannot obtain or maintain programmatic accreditation, our student enrollments would diminish, and our business would suffer.

Institutional Accreditation. In the U.S., accrediting agencies are non-governmental entities that periodically review the academic quality of an institution’s instructional programs and its administrative and financial operations to ensure the institution has the resources to perform its educational mission. Accrediting agencies impose standards that extend to most aspects of an institution’s operations and educational programs including, but not limited to, requirements to maintain threshold graduation and job placement rates for its educational programs. ED requires an institution to be accredited by an ED-recognized accrediting agency in order for the institution to participate in the Title IV Programs. HDMC, CCC, and CCMCC are currently accredited by ACCET through April 2029, April 2030, and April 2026, respectively. Integrity is accredited by ABHES through February 2026. ACCET and ABHES are ED-recognized accrediting agencies. The failure to comply with accreditation standards could subject an institution to additional oversight and reporting requirements, accreditation proceedings such as a show-cause directive, an action to defer or deny action related to an institution’s application for a new grant of accreditation, or an action to suspend or revoke an institution’s accreditation or a program’s approval. If our institutions or programs are subject to negative accreditation actions or are placed on probationary accreditation status, we may experience adverse publicity, impaired ability to attract and retain students, and substantial expense to obtain unqualified accreditation status. The inability to obtain reaccreditation following periodic reviews or any final loss of institutional accreditation after exhaustion of the administrative agency processes would result in a loss of Title IV Program funds and state authorization for the affected institution. Such events and any related claims brought against us could have a material adverse impact on our business, reputation, financial condition, results of operations and cash flows.

Programmatic Accreditation. Many states and professional associations require professional programs to be accredited. While programmatic accreditation is not a sufficient basis to qualify for institutional Title IV Program certification, programmatic accreditation may improve employment opportunities for program graduates in their chosen field. Moreover, ED requires an institution to hold programmatic accreditation for an educational program if required by a state or federal agency (including as a condition of employment in the occupation for which the institutional program prepares the students). The veterinary technology program at CCC is accredited by the American Veterinary Medical Association. Integrity’s Registered Nurse to Bachelor of Science in Nursing holds pre- accreditation candidacy status from the Commission for Nursing Education Accreditation. Additionally, CCC is pursuing initial programmatic accreditation with ABHES for the Surgical Technology Associate of Applied Science program for consideration during the Spring 2026 visit cycle. The Associate of Applied Science in Surgical Technology at CCMCC is accredited by ABHES and will engage in reaccreditation in the Spring 2026 visit cycle. All of the Title IV-eligible educational programs offered by our institutions are within the scope of institutional accreditation from either ACCET or ABHES, and we do not believe any of our Title IV-eligible educational programs that do not hold programmatic accreditation are required to hold programmatic accreditation by any currently applicable state or federal agency. Those of our programs that do not have programmatic accreditation, where available, or fail to maintain such accreditation, may experience adverse publicity, loss of access to Title IV funds, declining enrollments, litigation or other claims from students or suffer other adverse impacts, which could result in it being impractical for us to continue offering such programs.

ED Recognition of Accrediting Agencies. Our participation in Title IV Programs is dependent on ED continuing to recognize the accrediting agencies that accredit our colleges and universities. Each of our institutions currently are accredited by an ED- recognized accrediting agency. The standards and practices of these agencies have become a focus of attention by state attorneys general, members of Congress, ED’s Office of Inspector General and ED over recent years. ED held negotiated rulemaking sessions between January and March 2024, and the negotiators did not reach consensus on proposed language. ED terminated the negotiated rulemaking process for accreditation as of December 20, 2024. However, ED published a proposed regulatory agenda in early September 2025 that, among other things, includes a proposal to engage in negotiated rulemaking to provide institutions flexibility to change accreditors and “remove other burdensome requirements that erect barriers to entry for new accreditation agencies.” This proposal is in its early stages and, therefore, we cannot predict whether and how such a rulemaking would impact the accreditors that accredit our institutions or the accreditation requirements applicable to our institutions.

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

The U.S. Congress must periodically reauthorize the HEA and other laws governing the Title IV Programs and annually determine the funding level for each Title IV Program, and may pass new laws or revise existing laws at any time. Political and budgetary concerns significantly affect the Title IV Programs. We cannot predict when or whether Congress will consider or vote on legislation to reauthorize the HEA or to create new laws or revise existing laws. Furthermore, we cannot predict with any certainty the outcome of the HEA reauthorization process nor the extent to which any legislation that Congress could adopt at any time could materially affect our business, financial condition and results of operations. Current requirements for student or school participation in Title IV Programs may change or one or more of the present Title IV Programs could be replaced by other programs with materially different student or school eligibility requirements. For example, the American Rescue Plan Act of 2021 (“ARPA”) was signed into law in March 2021 and included, among other things, a provision that amended the 90/10 Rule (as defined herein) in the HEA. See “Risk Factors - Our institutions could lose their eligibility to participate in the Title IV programs if the percentage of their revenues derived from applicable federal educational student aid programs is too high.” If we cannot comply with the provisions of the HEA, as they may be enforced or amended, or if the cost of such compliance is excessive, or if funding is materially reduced, our revenues or profit margin could be materially adversely affected.

More recently, on July 4, 2025, the President signed into law the One Big Beautiful Bill Act (“OBBBA”), which has a general effective date of July 1, 2026 and makes changes to the HEA, including the Title IV programs. ED intends to conduct a negotiated rulemaking process in 2025 for the purpose of establishing new regulations impacting the new OBBBA requirements. See “Education Regulations – Negotiated Rulemaking.” Consequently, we expect the new requirements will impact our institutions and operations, but we cannot predict the ultimate scope, content, and impact of the new OBBBA requirements under future ED regulations and guidance. We are currently assessing, and will continue to assess, the potential impact of the requirements on us and our institutions.

Among other things, the OBBBA establishes limits on the amount of Title IV loans students and parents can borrow. These limits will not apply to students that will be enrolled as of the effective date, up until their expected time of completion as defined by the OBBBA. The OBBBA establishes a limit of $20,000 annually and $65,000 in total for PLUS loans taken out by parent borrowers for undergraduate programs. The OBBBA also creates a lifetime loan limit of $257,500 for all borrowers. It also requires institutions to prorate loans for students attending less than full-time. We are in the process of evaluating the impact these loan limitations may have on our institutions and enrollments and the extent to which alternative sources of funding such as third-party loans may be needed for some of our students.

The OBBBA also establishes a new accountability measure that applies to our degree programs and that is based on a comparison of graduate earnings to the earnings of working adults without degrees under a complex formula that ED is expected to address in future regulations. Under the new accountability measure, an associate degree program would lose its Title IV loan eligibility if the median earnings of a cohort of graduates are less than the median earnings of working adults with a high school diploma and no further degrees for two out of three years. ED will create a process for appealing the programmatic median earnings data. Institutions that do not meet the accountability measure for one year will also be required to notify students of the risk of losing eligibility. Our institutions offer a limited number of associate degree programs that will be subject to the new accountability measure. We cannot yet predict with certainty whether our degree programs will meet the accountability measure or whether they will be at risk of losing eligibility to participate in the Title IV loan programs.

The OBBBA also restricts student eligibility for the Pell Grant by disqualifying students with a student aid index that equals or exceeds twice the amount of the total maximum Pell Grant, and disqualifying students who receive grant aid from non-federal sources that equals or exceeds the student’s cost of attendance for that period. We are evaluating whether and to what extent this change might impact the Pell eligibility of some of our students and whether alternative sources of financial aid, such as third-party loans, might be necessary for these students. The OBBBA also establishes Workforce Pell Grants for eligible students enrolled in certain short-term educational programs that meet eligibility requirements. The eligibility requirements include criteria related to the program’s length and a determination of eligibility by the state. Many of our programs are longer than the eligibility requirements, but we are evaluating whether opportunities exist for other current or future programs at our institutions.

Additionally, the OBBBA delays the effective date of the 2022 version of the revised borrower defense to repayment regulations and closed school loan discharge regulations for ten years, until July 1, 2035. See “Education Regulations - Borrower Defense to Repayment Regulations.”

Congressional committees and members actively continue to propose and consider legislation on a wide range of topics related to the Title IV programs that could impact further the amount of Title IV funding available to schools and students and impose additional accountability requirements on institutions and also that could eliminate or modify certain rules that are less favorable to schools like ours. However, the process of Congressional passage of new legislation is ongoing, is subject to further negotiation and amendment, and is further subject to Congressional approval. Therefore, the timing and outcome of this process and the scope of any additional legislation that might be enacted cannot be predicted with any certainty at this time. We are continuing to monitor the process.

Executive action could affect access to Title IV funding which could reduce our enrollment and revenue and increase costs of operations.

As previously reported, there are indications based on recent elections that the new administration, and potentially the U.S. Congress, will attempt to dissolve ED, diminish its operational role, and/or transfer some or all of its functions to one or more agencies. See our Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2025, for the section titled “Regulatory Updates” for additional information. In March 2025, ED implemented a reduction in force (“RIF”) that, coupled with resignations by ED staff, reportedly reduced ED’s workforce by approximately half. The RIF also eliminated several school participation divisions, including the school participation division that previously oversaw the operations of our institutions, and eliminated or significantly reduced several other offices or divisions within ED. We currently are working with other offices and personnel at ED on some of our pending matters, but it is possible that we could encounter delays and difficulties obtaining timely ED approval of recent and future acquisitions of other schools. See “Education Regulations – School Acquisitions” and “Education Regulations – Change of Control.” We also could encounter delays and difficulties obtaining timely ED approval of new campuses or other educational programs for which we wish to offer Title IV funds to students and which require ED approval. See “Education Regulations – Opening Additional Campuses and Adding Educational Programs.”

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

ED has promulgated a substantial number of new regulations in recent years that impact our business, including, but not limited to, the “borrower defense to repayment” regulations discussed in the risk factors below, as well as rules regarding compensation for persons engaged in certain aspects of admissions and financial aid, state authorization, clock and credit hours, prohibitions on “substantial misrepresentations,” gainful employment, certification procedures, financial responsibility, administrative capability, ability to benefit, closed school loan discharges, the 90/10 Rule, changes in ownership, Title IX, cash management, return of Title IV funds, distance education, accreditation and other topics. These and other regulations have had significant impacts on our business, requiring a large number of reporting and operational changes and resulting in changes to and elimination of certain educational programs.

On July 24, 2025, ED announced it intends to establish two negotiated rulemaking committees: one that will consider changes to the federal student loan programs and one that will consider institutional and programmatic accountability, including changes to the Pell Grant. The rulemaking is intended to implement recent changes to the Title IV, HEA programs included in the OBBBA. See “Education Regulations – Congressional Action.” We expect the new requirements will impact our institutions and operations, but we cannot predict the ultimate scope, content, and impact of the new OBBBA requirements under future ED regulations and guidance. We are currently assessing, and will continue to assess, the potential impact of the requirements on us and our institutions and to monitor the negotiated rulemaking process.

On April 4, 2025, ED announced its intention to conduct negotiated rulemaking to prepare proposed regulations on topics pertaining to Title IV regulations, potentially including Public Service Loan Forgiveness, loan repayment programs, and “streamlining” current federal student financial assistance regulations. ED held public hearings to discuss the rulemaking agenda on April 29, 2025 and May 1, 2025 and requested comments on rulemaking topics be submitted by May 5, 2025. The Public Service Loan Forgiveness Committee met from June 30, 2025 to July 2, 2025. We cannot predict the ultimate timing, content, and impact of any regulations and guidance ED might propose and ultimately adopt. In addition, the President directed federal agencies on April 9, 2025 to identify existing regulations that are unlawful or otherwise objectionable and to take steps to repeal or modify these regulations. We cannot predict what rules ED might attempt to repeal or modify, the timing and outcome of these efforts, or the impact of any regulatory repeals of modifications on our business and schools.

ED’s proposed regulatory agenda published in early September 2025 indicates an intent to address several topics (including through rulemaking), including accreditation, changes in ownership, cash management, administrative capability, and financial responsibility requirements, civil rights investigations, and privacy of education records. Whether via sub-regulatory guidance or a rulemaking process, we cannot predict how ED’s actions on these topics will impact schools like ours. Future regulatory actions by ED or other agencies that regulate our institutions are likely to occur and to have significant impacts on our business, require us to change our business practices and incur costs of compliance and of developing and implementing changes in operations, as has been the case with past regulatory changes.

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

In May 2021, ED announced its intention to initiate a rulemaking process on several topics, including gainful employment. On May 19, 2023, ED published a notice of proposed rulemaking on financial value transparency and gainful employment, and on October 10, 2023, ED published final regulations which became effective on July 1, 2024. Multiple lawsuits were filed challenging these regulations and these were consolidated into one case. We cannot predict the outcome of this case.

The financial value transparency and gainful employment regulations include standards for annually evaluating postsecondary educational programs based on the calculation of debt-to-earnings rates and an “earnings premium” measure. The rule establishes formulae for calculating these rates using data such as student debt, student earnings data, and median earnings data for working adults with only a high school diploma or GED, which the rule uses to compare to median earnings data of the institution’s graduates. Under the regulations, ED will annually calculate and publish the debt-to-earnings rates and median earnings data for our educational programs. If these calculations show that any of our educational programs do not comply with debt-to-earnings or median earnings regulatory thresholds for two of three consecutive years, those educational programs would lose Title IV Program eligibility. ED also requires institutions to provide warnings to current and prospective students about programs in danger of losing of Title IV Program eligibility which could negatively impact our retention of current students and enrollment of new students in these programs. The regulations also require certifications and data reporting to ED and providing required student disclosures related to gainful employment. Some of the data ED will use to calculate the debt-to-earnings rates and earnings premium measures is not yet readily accessible to institutions. Therefore, it is difficult for us to predict how our institutions will perform under the new standards and the extent to which our programs could lose Title IV Program eligibility under the new standards. We also do not have control over some of the factors that could impact the rates and measures for our programs which could make it difficult to mitigate the impact of the regulations on our programs. However, the new regulations could require us to modify or eliminate programs to comply with the new regulations and could result in the loss of Title IV Program eligibility for our programs that fail to comply with the regulations which could have a material adverse effect on our student population and our revenues. As noted elsewhere, our degree programs also will be subject to a new separate earnings measure under the OBBBA.

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

Among other things, the 2022 version of the BDR regulations also amended the processes for borrowers to receive from ED a discharge of the obligation to repay certain Title IV Program loans when the BDR applications received on or after, or that were pending with ED as of, July 1, 2023. The 2022 version of the BDR regulations applies the revised federal BDR standard to all BDR claims received on or after, or pending with the Secretary as of, July 1, 2023, but would not allow for recovery against institutions for discharged amounts first disbursed prior to July 1, 2023 unless the BDR claim would have been approved under the substantive BDR standard applicable to the time period in which the loan was disbursed as set forth in the prior versions of the BDR regulations. The defenses to repayment are based on certain acts or omissions, including misrepresentations, by an institution or a covered party. The regulations establish detailed procedures and standards for the loan discharge processes, including the information required for borrowers to receive a loan discharge, and the authority of ED to seek recovery from the institution of the amount of discharged loans. The 2022 version of the BDR regulations were to take effect on July 1, 2023, in addition to certain closed school loan discharge provisions part of the same rule, but are currently enjoined and delayed. The Career Colleges and Schools of Texas (“CCST”) filed a complaint challenging the regulations in February 2023. In April 2024, the U.S. Court of Appeals for the Fifth Circuit granted a preliminary injunction to block enforcement of the 2022 version of the BDR regulations while the case is pending. Further, the OBBBA, enacted July 4, 2025, delays the effective date of the 2022 version of the revised BDR regulations for ten years, until July 1, 2035.Therefore, the 2022 version of the BDR regulations are not in effect, but the previous BDR regulations in effect prior to July 1, 2023, generally remain in effect in the meantime and apply different substantive standards and procedures based on when a BDR claimant’s loans were disbursed.

On June 22, 2022, ED reached a settlement with plaintiffs in the case titled Sweet v. Cardona, which was filed by student loan borrowers to challenge ED’s adjudication of BDR claims. The settlement resulted in automatic relief of claims pending as of June 22, 2022 that were filed against institutions on a list of about 150 institutions named in the settlement agreement, which did not include any of our institutions. In addition, under the settlement, any borrower who filed a defense to repayment claim between June 22, 2022 and November 15, 2022 are “Post-Class Applicants” whose applications will be adjudicated under the 2016 version of the BDR regulations and will be decided by January 2026. HDMC received and timely responded to seven BDR applications from Post-Class Applicants. CCC, Integrity, and CCMCC (at least since we acquired CCMCC) have not received any BDR applications from Post-Class Applicants. It is possible that we could receive BDR claims in the future. If we or our representatives are found to have engaged in certain acts or omissions under the broad definitions contained in the 2016 version of the BDR regulations, or other BDR regulations that could be in place in the future, we could be subject to substantial repayment obligations and subject to other sanctions.

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

In recent years, ED has been more active in processing BDR applications and has recently distributed claims to institutions for an opportunity to respond to borrower allegations. ED may, on its own or in response to other constituencies, allocate additional resources to reviewing and adjudicating BDR applications from federal student loan borrowers. We cannot predict how many BDR applications have been filed by our former students, but if we receive such claims from ED, we may incur significant costs in responding to the borrower allegations and, if adjudicated as valid by ED, repaying the federal government for the amount of loans discharged pursuant to such claims.

ED also grants closed school loan discharges to students when it determines the student’s institution or campus has closed. When an institution or location meets ED’s definition of a closed school or location, affected students can apply for a discharge of the Title IV loans incurred for the program of study the student did not complete due to the closure, and ED grants the discharge if the student meets certain requirements. ED also may seek to recover the cost of the discharge from the institution. If any of our locations or institutions close, our institutions could be subject to liabilities for closed school loan discharges. In conjunction with the 2022 revisions to the BDR rule, ED also revised the closed school loan discharge provisions. However, these revisions are also enjoined as well as delayed under the OBBBA. We cannot predict the outcome of any future revisions to the closed school loan discharge provisions that ED may initiate.

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

ED annually evaluates the financial responsibility of HDMC, CCC, Integrity, and CCMCC on a consolidated basis. We have calculated our composite score for the 2024 fiscal year to be 3.0, however this score is subject to determination by ED based on its review of our consolidated audited financial statements for the 2024 fiscal year. Our next composite score will be calculated based on audited financial statements for the 2025 fiscal year due for submission to ED by December 31, 2025. We expect the composite score for the 2025 fiscal year to exceed 1.5, but the final composite score is subject to our final calculation and to determination by ED based on its review of our consolidated financial statements for the 2025 fiscal year. However, if our composite scores in the future were to decrease, we may become subject to the additional requirements noted above or our Title IV Program eligibility could be affected. We cannot predict how long it will take the ED to make its determination or the outcome of its determination.

On October 31, 2023, ED published final regulations with a general effective date of July 1, 2024 that, among other things, amended the “general” standards of financial responsibility to revise the timeframe for institutions to submit annual audits, require reporting on the status of foreign entity owners, and add events that constitute a failure to demonstrate an institution is able to meet financial obligations. These regulations also modified the list of triggering events that could result in ED determining that the institution lacks financial responsibility and must submit to ED a letter of credit or other form of acceptable financial protection and accept other conditions on the institution’s Title IV Program eligibility. The regulations create lists of mandatory triggering events and discretionary triggering events. An institution is not able to meet its financial or administrative obligations if a mandatory triggering event occurs. The mandatory triggering events include:

●	an institution with a composite score of less than 1.5 has a recalculated composite score of less than 1.0 as determined by ED as a result of an institutional liability from a monetary award or judgment or settlement resulting from a legal proceeding;

●	an institution (or an entity that has submitted financial statements to ED in connection with a change in ownership) is subject to a government enforcement action (sued by a federal or state authority or via a qui tam action) and the action has been pending for 120 days and no motion to dismiss is pending or has been granted;

●	the institution’s recalculated composite score is less than 1.0 after ED initiates action to recoup funds from institution after BDR claim decided in borrower’s favor;

●	an institution or entity that submitted an application with ED for a change of ownership has a recalculated composite score is less than 1.0 after a final monetary judgment, award or settlement that was entered against it at any point through the end of the second full fiscal year after the change of ownership;

●	a proprietary institution with a composite score of less than 1.5 or that underwent a change of ownership in the current or previous fiscal year has a recalculated composite score of. less than 1.0 as determined by ED as a result of a withdrawal of owner’s equity from the institution unless certain exceptions apply;

●	at least half of Title IV funds in the institution’s most recently completed fiscal year are for “failing” gainful employment programs;

●	the institution is required to submit a teach-out plan due to financial concerns;

●	the SEC takes certain actions against a publicly listed entity that directly or indirectly owns at least 50% of an institution or such entity fails to comply with certain filing requirements;

●	the institution did not receive at least 10 percent of its revenue from sources other than Federal educational assistance as calculated under 90/10 rule during its most recently completed fiscal year;

●	the institution’s two most recent cohort default rates are 30 percent or greater, unless a pending appeal could reduce one of the rates;

●	the institution’s composite score is less than 1.0 when recalculated to reflect the offset of distribution after a contribution;

●	the institution or entity included in financial statements is subject to adverse or impermissible conditions under a financing arrangement as a result of ED action;

●	the institution declares financial exigency to government agency or accrediting agency;

●	the institution or an owner files for a receivership or is ordered to appoint a receiver.

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

The regulations require an institution to notify ED of the occurrence of a mandatory or discretionary triggering event and, in some cases, provide an opportunity to submit certain information to ED to demonstrate why the event does not establish the institution’s lack of financial responsibility or require the submission of a letter of credit and impose other conditions or requirements. If more than one of these financial responsibility triggers occur, ED could impose separate letters of credit to address each triggering event.

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

ED’s proposed regulatory agenda first published in early September 2025 includes an intent to address certain issues including financial responsibility requirements via negotiated rulemaking. We cannot predict how ED will address these requirements or the impact the changes to financial responsibility requirements may have on our schools.

A failure to maintain compliance with ED’s “administrative capability” requirements would negatively impact our operations.

ED assesses the administrative capability of each institution that participates in the Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead ED to find the institution ineligible to participate in the Title IV Programs or to place the institution on provisional certification as a condition of its participation and potentially impose fines or other sanctions. On October 31, 2023, ED published regulations revising and expanding its administrative capability standards. Those revisions, effective July 1, 2024, modified the criteria for administrative capability such that they now include, among other things, that the institution:

●	comply with all applicable federal student financial aid requirements;

●	have capable and sufficient personnel to administer the Title IV Programs;

●	administer the Title IV Programs with adequate checks and balances in its system of internal controls over financial reporting;

●	divide the function of authorizing and disbursing or delivering Title IV Program funds so that no office has the responsibility for both functions;

●	establish and maintain records required under the Title IV Programs regulations;

●	develop and apply an adequate system to identify and resolve discrepancies in information from sources regarding a student’s application for financial aid under the Title IV Programs;

●	have acceptable methods of defining and measuring the satisfactory academic progress of its students;

●	refer to the Office of the Inspector General any credible information indicating that any applicant, student, employee, third party servicer or other agent of the school has been engaged in any fraud or other illegal conduct involving the Title IV Programs;

●	not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;

●	provide adequate financial aid counseling to its students;

●	submit, in a timely manner, all reports and financial statements required by the Title IV Program regulations;

●	provide adequate career services and geographically accessible clinical or externship opportunities to it students;

●	disburse funds to students in a timely manner that best meets their needs;

●	does not have programs that “fail” gainful employment rates and measures and that represent 50 percent or more of its total receipts under the Title IV Programs in the most recent award year;

●	does not engage in substantial misrepresentations or aggressive and deceptive recruitment tactics; and

●	not otherwise appear to lack administrative capability.

Failure by us to satisfy any of these or other administrative capability criteria could cause our institutions to be subject to sanctions or other actions by ED or to lose eligibility to participate in the Title IV Programs, which would have a significant impact on our business and results of operations.

ED published a notice in early September 2025 regarding its agenda for regulatory initiatives which, among other things, indicated an intent to address certain issues including administrative capability requirements. We cannot predict whether ED intends to address these requirements through negotiated rulemaking, published guidance, or other actions, nor can we predict the impact on our institutions of any changes that might occur to the administrative capability requirements. We are continuing to monitor developments on this topic.

Our institutions could be subject to liabilities and sanctions if they violate ED regulations and guidance limiting compensation to individuals and entities involved in certain recruiting, admissions or financial aid activities.

An institution participating in the Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. This statutory prohibition under the HEA, and as implemented by ED, applies to all institutional employees and service providers who are engaged in or responsible for any student recruitment or admission activity or making decisions regarding the award of financial aid. We cannot predict how ED will interpret and enforce the incentive compensation prohibition. The prohibition on incentive compensation has had and will continue to have a significant impact on the productivity of our employees, on the retention of our employees and on our business and results of operations. Failure to comply with the incentive compensation prohibition could result in loss of an institution’s certification to participate in the Title IV Programs, limitations on Title IV Program participation or financial penalties. On July 17, 2024, ED announced it will issue guidance related to the incentive compensation rule no sooner than later that year, but it has not yet issued such guidance.

Our institutions could lose their eligibility to participate in the Title IV programs if the percentage of their revenues derived from applicable federal educational assistance programs is too high.

Under the HEA, a proprietary institution that derives more than 90% of its total revenue from the Title IV Programs or, for fiscal years beginning on or after January 1, 2023, from all federal educational assistance funds, for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV Programs and may not reapply for eligibility until the end of at least two fiscal years (“90/10 Rule”). An institution whose receipts of applicable funds exceeds 90% of revenue for a single fiscal year will be placed on provisional certification, be required to notify ED and its students of the possibility of a loss of Title IV Program eligibility, and may be subject to other enforcement measures, including a requirement to submit a letter of credit. See “Business - Education Regulations - Financial Responsibility Standards.” We have calculated the 90/10 Rule percentages for the 2024, 2023, and 2022 fiscal years as follows for HDMC, CCC, and Integrity: HDMC 87.55%, 84.53%, and 82.17%; CCC 79.51%, 74.48%, and 72.34%; Integrity 84.19%, 88.14%, and 85.43% respectively. CCMCC’s 90/10 Rule percentage for its 2022 fiscal year was 21.76%, and for its 2023 fiscal year was 48.63%. CCMCC’s next 90/10 Rule percentage will be reported to ED in connection with the Company’s next annual financial statement and compliance audit submissions. Our calculations of the 90/10 Rule percentage for the 2025 fiscal year for HDMC, CCC, Integrity, and CCMCC are due on December 31, 2025 and each are expected to be below 90%. The 90/10 calculations for our institutions are subject to review and potential recalculation by ED. In addition, the 90/10 Rule is complex and there is some ambiguity in certain technical aspects of the calculation methodology under the 90/10 Rule. If ED comes out with additional guidance or interpretations that are different than our interpretations, ED could recalculate the 90/10 Rule percentages of our institutions, which could result in one or more of the percentages exceeding 90%. All of these calculations are subject to review, differing interpretations, and potential recalculation by ED which makes it more difficult for our institutions to comply with the 90/10 Rule. A loss of eligibility to participate in Title IV Programs for any of our institutions would have a significant impact on the rate at which our students enroll in our programs and on our business and results of operations. Moreover, if an institution violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, ED would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

The American Rescue Plan Act (“ARPA”) amended the 90/10 Rule by treating other federal student financial assistance funds in the same manner as Title IV Program funds in the 90/10 Rule percentage. This amendment requires our institutions to limit the combined amount of Title IV Program funds and other federal student financial assistance funds in a fiscal year to no more than 90% in a fiscal year as calculated under the 90/10 Rule. ED published final regulations on the 90/10 Rule on October 28, 2022. The final regulations became effective July 1, 2023 and applied to fiscal years beginning on or after January 1, 2023 (which was the fiscal years ending June 30, 2024 for our schools). The new rule modified how institutions counted revenue when calculating compliance with the 90/10 Rule, and added a requirement to notify students of the potential loss of eligibility resulting from not meeting the 90/10 standard, among other changes. ED has published a Notice in the Federal Register listing the types of funds that are considered federal education assistance funds under the new 90/10 Rule. The funds include GI Bill funding and Military Tuition Assistance, among other sources of funds. We expect the change in the 90/10 Rule will increase our 90/10 Rule percentages and make it more difficult to comply with the 90/10 Rule and could require changes to maintain compliance.

ED regulations have restricted the ability of institutions to limit the amount of Title IV Program loans that students and parents may borrow which can impact our ability to control compliance with the 90/10 Rule at our institutions. However, under a provision of the OBBBA that will be effective July 1, 2026, institutions are permitted to limit the total amount of loans that a student may borrow, and that a parent may borrow on behalf of a student, as long as the limit is applied consistently to all students in a program of study. In addition, there is a lack of clarity regarding some of the technical aspects of the calculation methodology under the 90/10 Rule, which may lead to regulatory action or investigations by ED. Changes in, or new interpretations of, the calculation methodology or other industry practices under the 90/10 Rule could further significantly impact our compliance with the 90/10 Rule, and responding to any review or investigation by ED involving us could require a significant amount of resources. Efforts to reduce the 90/10 Rule percentage for our institutions have and may in the future involve taking measures that involve interpretations of the 90/10 Rule that are without clear precedent, reduce our revenue or increase our operating expenses (or all of the foregoing, in each case perhaps significantly). Because of the changes to the 90/10 Rule made by ARPA and ED, we may be required to make structural changes to our business to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows. Furthermore, these required changes could be unsuccessful and could make more difficult our ability to comply with other important regulatory requirements, such as the cohort default rate regulations.

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

In September 2025, ED released the final cohort default rates for the 2022 federal fiscal year. These are the most recent final rates published by ED. The rates for our existing institutions for the 2022, 2021, and 2020 federal fiscal years respectively are as follows: HDMC 0%, 0% and 0%; CCC 0%, 0% and 0%, Integrity 0%, 0%, and 0%; and CCMCC 0%, 0%, and 0%. Consequently, none of our institutions had a cohort default rate equal to or greater than 30% for the 2022, 2021, and 2020 federal fiscal years. During the COVID-19 pandemic, ED temporarily suspended federal student loan repayment obligations. This suspension, which lasted over three years, contributed to a reduction in our cohort default rates. Our cohort default rates could be substantially higher for the periods after October 2023, when the suspension expired if borrowers do not timely repay their federal student loans. We are engaging in activities aimed at reminding borrowers of their obligations to repay loans and to reduce the number of borrowers who default on their loans; however, we cannot predict or guarantee that these activities will be successful or that the cohort default rates will not increase or exceed applicable eligibility thresholds.

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

Under the provisions of the HEA, an institution must apply to ED for continued certification to participate in the Title IV Programs at least every six years or when it undergoes a change in ownership resulting in a change of control. ED defines an institution to consist of both a main campus and its additional locations, if any. Under this definition, for ED purposes, we operate the following four institutions, collectively consisting of four main campuses and two additional locations: HDMC with locations in Lancaster, Bakersfield, and Temecula; CCC located in Salinas; Integrity located in Pasadena, and CCMCC with a location in Antioch. Generally, the recertification process includes a review by ED of an institution’s educational programs and locations, administrative capability, financial responsibility and other oversight categories. The current expiration date of the program participation agreements for HDMC and CCC is September 30, 2026. Integrity and CMCC are currently participating in the Title IV Programs under a temporary provisional program participation agreement in connection with their change in ownership and control resulting from our acquisition of the institutions. The CCMCC temporary provisional program participation agreement had an expiration date of January 31, 2025 and the Integrity temporary provisional program participation agreement had an expiration date of November 30, 2020, but each temporary provisional program participation agreement continues on a month-to-month basis thereafter based on the institution’s submission to ED of certain required documentation and remains in effect until the conclusion of ED’s review of Integrity’s and CCMCC’s pending applications for approval of its change in ownership and control.

ED typically provides provisional certification to an institution following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons, including, but not limited to, noncompliance with certain standards of administrative capability and financial responsibility. Our Integrity and CCMCC institutions are currently approved under a temporary provisional program participation agreement which (as described in the subsequent section) permits an institution to continue participating in the Title IV Programs on a month-to-month basis while ED reviews the change in ownership and as long as the institution timely submits certain documentation to ED during the process. An institution that is provisionally certified receives fewer due process rights than those received by other institutions in the event ED takes certain adverse actions against the institution, is required to obtain prior ED approvals of new campuses and educational programs and may be subject to heightened scrutiny by ED. However, provisional certification does not otherwise limit an institution’s access to Title IV Program funds.

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

When a company acquires an institution that is eligible to participate in the Title IV Programs, the acquisition generally will result in the institution undergoing a change of ownership resulting in a change of control as defined by ED and under the rules of other agencies and accreditors. Upon such a change, an institution’s eligibility to participate in the Title IV Programs is generally suspended until it has applied for recertification by ED as an eligible school under its new ownership, which requires that the school also re- establish its state authorization and accreditation. ED may temporarily and provisionally certify an institution seeking approval of a change of control under certain circumstances while ED reviews the institution’s application. The temporary provisional certification typically remains in effect on a month-to-month basis during ED’s review of the application as long as the school timely submits certain documentation during the course of ED’s review. ED’s proposed regulatory agenda published in early September of 2025 includes an intent to address certain issues including change of ownership requirements. We cannot predict how ED will address these requirements or the impact the changes to change of ownership requirements may have on our schools.

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

Legacy Education Antioch, LLC, a wholly-owned subsidiary of Legacy LLC entered into the APA with the Company, Legacy Education, LLC, a wholly-owned subsidiary of the Company, CCMCC, CCMCC Online and, solely with respect to certain portions of the APA, Stacey Orozco and Bulmaro Orozco, the sole owners CCMCC and CCMCC Online. The CCMCC Transaction was consummated on December 18, 2024.

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

The approval processes for state and accrediting agencies vary in scope and timing with some agencies requiring approval prior to the acquisition and others not conducting their review until after the acquisition has taken place. With regard to the agencies that accredit CCMCC and CCMCC Online, authorize them to operate in the state of California, or approve their programs:

●	California Bureau for Private Postsecondary Education (“BPPE”): Institutions that are licensed by BPPE by means of accreditation, like CCMC, are required to notify BPPE of the change within 30 days of the change and demonstrate that the substantive change was made in accordance with the institution’s accreditation standards. CCMCC submitted an Application for a Change of Business Organization/Control/Ownership to BPPE on January 16, 2025 which included ACCET’s approval of the change of ownership. By letter dated January 31, 2025, BPPE approved CCMCC to operate under its new ownership.

●	Accrediting Council for Continuing Education and Training (“ACCET”): ACCET accreditation standards require that institutions undergoing a change in ownership or control submit notice at least ten days prior to a prospective agreement for the change. ACCET also requires submission of an application for approval of the change in ownership or control within ten days following the change. CCMCC submitted the application on December 27, 2024. By letter dated January 15, 2025, ACCET provisionally reinstated CCMCC’s accreditation following the change in ownership, and by letter dated September 4, 2025, ACCET granted final approval of the change of ownership.

●	California State Approving Agency for Veterans Education (“CSAAVE”): CSAAVE requires approved institutions to make a post-change submission to CSAAVE for approval of the change when there has been a material change to the institution’s current approval. CCMCC provided notice to CSAAVE of the change on November 12, 2024, and submitted the change of ownership forms. On April 28, 2025, CCMCC provided additional information to CSAAVE regarding its reapproval and on May 1, 2025, CSAAVE approved the application.

●	Accreditation Bureau of Health Education Schools (“ABHES”): ABHES requires institutions that hold ABHES programmatic accreditation to notify it of any change in organizational oversight or legal structure, and to submit a completed application for change in legal status, ownership, or control within five days after the change. CCMCC submitted the application on December 23, 2024. By letter dated January 29, 2025, ABHES approved the change in ownership.

●	California Board of Vocational Nursing and Psychiatric Technicians (“BVNPT”): BVNPT instructed CCMCC to submit formal notification of the change of ownership after receiving BVNPT’s approval to admit a new class of students. CCMCC received such approval on February 4, 2025 and submitted the required form for the change of ownership on February 12, 2025, and is awaiting approval.

●	California Department of Public Health, Laboratory Field Services (“CDPH”): CDPH requires certain training programs undergoing a change of ownership to notify CDPH within 30 days after the change has occurred and submit a new application package. CCMCC notified CDPH of the change and submitted the application on February 6, 2025, and is awaiting approval.

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

Other types of transactions could constitute a change in ownership and control that requires the institution to obtain approvals from ED and applicable state and accrediting agencies in order to remain eligible to participate in the Title IV Programs and continue to operate as an accredited institution in the states where the institution operates.

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

Our institutions may encounter difficulty timely identifying and reporting to ED on the electronic application for each of our institutions’ several hundred owners. Integrity may also encounter additional difficulty reporting ownership given ED has not yet approved the prior change in control of Integrity and, as a result, we could encounter difficulty obtaining access to the electronic application. ED has informed us that it only will require us to report owners with a five percent or greater ownership interest in the Company although this guidance could change in the future and we could encounter difficulty identifying and timely reporting owners under current or future ED guidance. Our institutions will also be required to timely report any additional changes to ownership percentages and given the frequency such changes can occur for a publicly traded company, we may have difficulty timely complying with ED’s reporting requirements. These difficulties could result in adverse action by ED, or conditions or restrictions imposed by ED on one or more of our institutions.

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

We have verified that most of our education regulators and accreditors do not treat the initial public offering as a change in ownership or control requiring agency approval. If agencies require us to obtain approvals in connection with the initial public offering, we will be required to undergo an application process for approvals from the applicable agencies and could be subject to conditions or restrictions depending on the outcome of the approval process. If an agency notified us that we moved forward with the initial public offering without making or obtaining required pre-closing notices and approvals prior to the initial public offering, we could be subject to sanctions by the applicable agencies including loss of our approvals from these agencies. On July 30, 2024, ED provided written confirmation the offering as described would not constitute a change of control under its regulations. However, subsequent offerings, transactions or other events could be deemed to be a change of control in the future.

With regard to the agencies that institutionally accredit our institutions or authorize them to operate in the state of California:

●	BPPE: BPPE regulations require that institutions that are authorized based on their accredited status and which undergo a change in ownership timely submit notice of such change with accompanying documentation to demonstrate that the change was made in accordance with the applicable accreditation standards. On August 8, 2024, BPPE responded to our request for guidance regarding a potential change of ownership process and stated that it would look to the determinations of ABHES and ACCET with respect to the initial public offering. As described below, ABHES and ACCET have provided written confirmation that the initial public offering as described would not constitute a change in legal status, ownership or control under the respective standards. Based on those responses from ABHES and ACCET, we sought confirmation that our institutions need not undergo an approval process with BPPE prior to the offering, and BPPE confirmed on September 11, 2024 that the initial public offering would not be viewed as a change in control and would not require approval from BPPE.
●	ABHES: ABHES accreditation standards require that institutions undergoing a change in legal status, ownership or control submit an application for approval of the change at least 90 days in advance, and that ABHES must approve the change before it takes place. ABHES accreditation standards also require institutions undergoing a change in legal status, ownership or control to submit an additional application within five days after the change, which would also be subject to ABHES approval. We requested guidance from ABHES regarding whether the initial public offering as described will constitute a change in in legal status, ownership or control for the purposes of its accreditation standards. On August 12, 2024, ABHES provided written confirmation that the initial public offering as described would not constitute a change in legal status, ownership or control under its standards.
●	ACCET: ACCET accreditation standards require that institutions undergoing a change in ownership or control submit a notice at least ten days prior to such a change, and further submit an application for approval of such a change within ten days following the change. We requested guidance from ACCET regarding whether the initial public offering as described will constitute a change in ownership or control under its accreditation standards and confirmation no approval would be required from ACCET. On September 6, 2024, ACCET provided written confirmation that the initial public offering as described would not constitute a change in ownership or control under its standards.

The California Board of Registered Nursing requires pre-closing approval of a change of ownership before it occurs and requires post-closing approval of a change in organizational structure. We requested confirmation from the California Board of Registered Nursing that the initial public offering as described will not be treated as a change in ownership that requires approval before the offering occurs, but have not received a determination from the agency. If the California Board of Registered Nursing determines we were required to obtain the agency’s approval prior to the initial public offering under its statutes, rules or standards, then, as noted above, we could be subject to sanctions by this agency including potential loss of our approval.

We are in the process of initiating communications with our education regulators and accreditors on this subject and have not received responses as to whether they will treat the initial public offering as a change in ownership or control requiring agency approval. If we are required to go through a change of ownership and/or control review process with these agencies, one or more of these agencies could impose additional conditions or restrictions or delay or decline to issue an approval. If an agency does not require us to go through a change of ownership and/or control review process, we may be required to submit notices or other information to the agency which could result in further scrutiny or inquiries by the agency.

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

ED’s regulations prohibit an institution that participates in the Title IV Programs from engaging in misrepresentations regarding the nature of its educational programs, financial charges, graduate employability or its relationship with ED. A “misrepresentation” includes any false, erroneous, or misleading statement (whether made in writing, visually, orally, or through other means) that is made by an eligible institution, by one of its representatives, or by a third party that provides to the institution educational programs, marketing, advertising, recruiting, or admissions services and that is made to a student, prospective student, any member of the public, an accrediting or state agency, or to ED. If ED determines that one of our institutions has engaged in “substantial misrepresentation,” ED may impose sanctions or other conditions upon the institution including, but not limited to, initiating an action to fine the institution or limit, suspend, or terminate its eligibility to participate in the Title IV Programs and may seek to discharge students’ loans and impose liabilities upon the institution. ED defines a “substantial misrepresentation” to include any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. The definition of “substantial misrepresentation” is broad and, therefore, it is possible that a statement made by the institution or one of its service providers or representatives could be construed by ED to constitute a substantial misrepresentation. Other federal agencies, state agencies, and accrediting agencies have similar rules that prohibit certain types of misrepresentations or unfair marketing and advertising practices by us or others on our behalf on a variety of subjects including, without limitation, the accuracy and substantiation of rates of graduation, job placement, and passage of occupational licensure examinations. Noncompliance with these requirements could result in sanctions, liabilities, or third-party litigation that could have an adverse effect on our business and results of operations. ED published a final rule on November 1, 2022 which expanded the scope of prohibited misrepresentations, and which also prohibits certain types of conduct with respect to the recruitment of students. The adoption and implementation of new regulations could lead to findings of noncompliance and result in liabilities and other sanctions that could have an adverse effect on our business and results of operations.

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

In January through March 2024, ED conducted negotiated rulemaking to prepare proposed regulations on several topics including the rules pertaining to returns of Title IV Program funds. On July 24, 2024, ED promulgated proposed amended regulations related to return of Title IV calculations. ED published the final regulations on January 3, 2025, with a general effective date of July 1, 2026. The regulations codify ED’s guidance requiring the date of determination of withdrawal to be documented within 14 days after the student’s last date of attendance for institutions that take attendance; remove the option for clock-hour programs to use the “cumulative” method to calculate Title IV earned; and changes Return of Title IV calculations amended for programs offered in modules. We are evaluating whether and the extent to which the new regulations may negatively impact our performance of return of Title IV.

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

A student may use Title IV Program funds only to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in the Title IV Programs. Generally, unless otherwise required by ED or regulation, an institution that is eligible to participate in the Title IV Programs may add a new educational program without ED approval. Institutions that are provisionally certified may be required to obtain approval of certain educational programs. Our Integrity and CCMCC institutions are provisionally certified and required to obtain prior ED approval of new locations and educational programs. If an institution erroneously determines that an educational program is eligible for purposes of the Title IV Programs, the institution would likely be liable for repayment of Title IV Program funds provided to students in that educational program. Our expansion plans are based, in part, on our ability to add new educational programs at our existing schools and make periodic updates to our programs.

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

Under the WIOA, institutions currently must report data regarding credential attainment rates, job placement rates and other information and may be required to meet negotiated performance goals set by the state agency administering WIOA funds. Members of Congress have made proposals to reauthorize WIOA but no reauthorization bills have been passed. If passed, proposals to reauthorize WIOA that increase requirements or impose penalties could impact our schools.

If our participating institutions and their programs were to not meet other WIOA requirements, they would risk losing eligibility to participate in the program. Further, reauthorization of the WIOA could result in changes to the process for determining funding for its programs, which could affect our institutions’ revenues.

In addition to the Title IV Programs and other government-administered programs, all our schools participate in alternative loan programs for their students. Alternative loans fill the gap between what the student receives from all financial aid sources and what the student may need to cover the full cost of his or her education. We also extend credit for tuition and fees to students that attend our campuses. We are required to comply with applicable federal and state laws related to certain consumer and educational loans and credit extensions and education financing and are subject to review by federal and state agencies responsible for overseeing compliance with these requirements. Our failure to comply with these requirements could result in repayment liabilities, sanctions, investigations or litigation which could impact our results of operations.

On January 20, 2022, the CFPB announced its intent to examine the operations of postsecondary schools that extend private loans directly to students. Accompanying this announcement was an update to the CFPB’s Examination Procedures to now require CFPB examiners to review several aspects of educational loans including enrollment restrictions, withholding transcripts, improper accelerated payments, failure to issue refunds, and improper lending relationships. In May 2025, the CFPB indicated it would deprioritize regulation of student loans. Failure to comply with applicable laws and requirements could result in repayment liabilities, sanctions, investigations or litigation which could impact our operations. If the CFPB prioritizes regulation of student loans in the future, the likelihood of these results would increase.

Government and regulatory agencies and third parties may conduct compliance reviews and audits or bring actions against us that could result in monetary liabilities, injunctions, loss of eligibility for the Title IV Programs or other adverse outcomes.

Because we operate in a highly regulated industry, we are subject to compliance reviews and audits as well as claims of noncompliance and lawsuits by government agencies, regulatory agencies and third parties. Our institutions are subject to audits, program reviews, site visits and other reviews by various federal and state regulatory agencies, including, but not limited to, ED, ED’s Office of Inspector General, state education agencies and other state regulators, the U.S. Department of Veterans Affairs and other federal agencies and by our accrediting agencies. In addition, each of our institutions must retain an independent certified public accountant to conduct an annual audit of the institution’s administration of Title IV Program funds. Each of our institutions must submit the resulting audit report to ED for review.

If one of our institutions fails to comply with accrediting or state licensing requirements, such school and its main and/or branch campuses and educational programs could be subject to the loss of state licensure or accreditation, which in turn could result in a loss of eligibility to participate in the Title IV Programs. If ED or another agency determined that one of our institutions improperly disbursed Title IV Program funds or other financial assistance funds or violated a provision of the HEA or ED regulations, the institution could be required to repay such funds and related costs to ED or other agencies, and could be assessed an administrative fine or subject to other sanctions including loss of eligibility to participate in the impacted financial assistance program. ED could also place the institution on provisional certification status and/or transfer the institution to the reimbursement or cash monitoring system of receiving Title IV Program funds, under which an institution must disburse its own funds to students and document the students’ eligibility for Title IV Program funds before receiving such funds from ED. It could also impose letters of credit, restrict participation, or take actions such as suspensions or emergency actions.

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

The failure of any of our institutions to detect and prevent financial aid fraud could result in liabilities, loss of accreditation or Title IV eligibility, or third-party claims.

Institutions must detect and prevent financial aid fraud attempts. For example, ED requires institutions to maintain systems to identify conflicting information that affects a student’s eligibility for financial aid and resolve it before disbursing aid. ED also requires institutions to report suspicions of fraud to the ED’s Office of the Inspector General. If our efforts to detect and prevent financial aid fraud are unsuccessful or found to be deficient, it could lead to a finding of noncompliance with Title IV requirements, accreditation standards, or other agencies, and could result in liabilities, loss of accreditation or Title IV eligibility, as well as third-party claims.

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

We may acquire other companies or technologies which could divert our management’s attention, result in dilution to our shareholders and otherwise disrupt our operations and adversely affect our operating results.

We may in the future seek to acquire or invest in businesses, applications and services or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

In addition, we do not have any experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

●	inability to integrate or benefit from acquired technologies or services in a profitable manner;

●	unanticipated costs or liabilities associated with the acquisition;

●	difficulty integrating the accounting systems, operations and personnel of the acquired business;

●	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

●	difficulty converting the customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;

●	diversion of management’s attention from other business concerns;

●	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;

●	the potential loss of key employees;

●	use of resources that are needed in other parts of our business; and

●	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.

Risks Related to Our Common Stock

We are subject to the rules and regulation of the NYSE American  and are required to comply with certain continued exchange listing standards and requirements or be subject to delisting.

We must meet certain financial and liquidity criteria to maintain the listing of our common stock on the NYSE American. If we fail to meet any of the NYSE American’s continued listing standards or we violate NYSE American listing requirements, our common stock may be delisted. A delisting of our common stock from NYSE American may materially impair our shareholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

Our stock price may be volatile, and you could lose all or part of your investment.

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. The trading price of our common stock may fluctuate substantially. This may be especially true for companies with a small public float. These fluctuations could cause you to lose all or part of your investment in our common stock. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, are:

●	actual or anticipated variations in our revenues, earnings, cash flow and changes or revisions of our expected results;

●	announcements of new investments, acquisitions, strategic partnerships or joint ventures by us or our competitors;

●	announcements of new products, services and courses and expansions by us or our competitors;

●	announcements of studies and reports relating to the quality of our product, service and course offerings or those of our competitors;

●	changes in the performance or market valuations of other education companies;

●	conditions in the education market;

●	detrimental negative publicity about us, our competitors or our industry;

●	additions or departures of key personnel;

●	regulatory developments affecting us or our industry; and

●	general economic or political conditions.

In addition, if the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition and results of operations. Furthermore, in the past, shareholders of public companies have often brought securities class action suits against companies following periods of instability in the market price of their securities. If we were involved in a class action suit, it could divert a significant amount of our management’s attention and other resources from our business and operations and require us to incur significant expenses to defend the suit, which could harm our results of operations. Any such class action suit, whether or not successful, could harm our reputation and restrict our ability to raise capital in the future. In addition, if a claim is successfully made against us, we may be required to pay significant damages, which could have a material adverse effect on our financial condition and results of operations.

Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including research and development, increased marketing, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights superior to our existing shareholders.

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

Concerns over medical epidemics, energy costs, geopolitical issues, the U.S. mortgage market and a deteriorating real estate market, unstable global credit markets and financial conditions, tariffs and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay, curtail or abandon our business plans.

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

General Risk Factors

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. We may take advantage of these provisions until the earlier of (i) the last day of our fiscal year following the fifth anniversary of the closing of our initial public offering, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion or more, (iii) the date on which we are deemed to be a large accelerated filer, which means the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (iv) the date on which we have issued more than $1.0 billion of non-convertible debt during the previous three-year period. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and being exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Financial reporting obligations of being a public company in the U.S. are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company we incur significant additional legal, accounting and other expenses. The obligations of being a public company in the U.S. require significant expenditures and place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company” and/or a “smaller reporting company.” Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

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

ITEM 2. PROPERTIES

Our executive office, which we lease on a month-to-month basis, is located at 701 W Avenue K, Suite 123, Lancaster, CA 93534. We lease property in California for academic operations, corporate functions, enrollment services and student support services. Below is a table summarizing our leased properties as of June 30, 2025:

Number of Buildings	Location	Total Square Footage	Lease Expiration
1	Bakersfield, CA	26,515	2026
1	Lancaster, CA	28,316	2025
1	Temecula, CA	16,852	2031
2	Salinas, CA	47,892	2027 & 2032
1	Pasadena, CA	8,879	2025 & 2027
1	Antioch, CA	32,235	2035

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

Stockholders

As of September 22, 2025, there were approximately 31 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

While we have previously paid cash dividends on our capital stock, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Recent Sales of Unregistered Securities

In August 2024, we issued 76,000 shares of common stock upon exercise of options.

On December 18, 2024, we issued 118,906 shares of our common stock to Equiniti Trust Company, LLC (“Equiniti”), as escrow agent for CCMCC, pursuant to the that certain Stock Escrow Agreement by and among the Buyer, CCMCC and Equiniti dated as of December 18, 2024.

The issuances above were made pursuant to Section 4(a)(2) of the Securities Act.

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

Overview

We provide career-focused, post-secondary education services to students at all stages of adult life, from recent high school graduates to working parents, through our accredited academic institutions: High Desert Medical College, which we acquired in July 2010, Central Coast College, which we acquired in January 2019, Contra Costa Medical Career College, which we acquired in December 2024, and Integrity College of Health. On December 31, 2019, we entered into a Membership Interest Purchase Agreement with the sole member of Integrity. We purchased from the sole member of Integrity on that date 24.5% of her interest and obtained an exclusive option to acquire her remaining membership interest upon payment of $100, which was exercised on September 15, 2020. For purposes of our financial statements, the acquisition of Integrity is deemed to have been effective as of December 31, 2019. As of June 30, 2025, we enrolled 3,101 students.

High Desert Medical College

HDMC was established in the State of California in 2002 and began offering classes in 2003. It started with campuses in Lancaster, California, and added its first branch in 2008 in Bakersfield, California. Due to enrollment growth and high demand for its services, HDMC expanded to add a branch campus in Temecula, California in order to accommodate 250 to 400 additional students. HDMC offers UT, VN, VN Associate of Applied Science degree program, Associate Degree of Nursing, nursing assistant, MRI Associate of Applied Science, cardiac sonography, pharmacy technician, dental assisting, clinical medical assisting, medical administrative assisting programs, medical billing and coding, veterinary assistant, phlebotomy technician avocational, nursing assistant avocational, UT Associate of Applied Science degree programs, and an EMT program. HDMC also has obtained approval ACCET to offer a surgical technology Associate of Applied Science program and sterile processing technician program and plans to begin doing so in October 2025, pending receipt of approval from the BPPE and ED. As of June 30, 2025, HDMC had 1,956 students enrolled in its programs.

Central Coast College

CCC was established in the State of California in 1983. In 1991, CCC moved to its current location in Salinas, California to accommodate growing enrollment numbers and the addition of new training programs.

CCC offers the following certificate or degree programs: business administrative specialist, computer specialist: accounting, medical administrative assistant, medical assisting, nursing assistant, UT, UT Associate of Applied Science, veterinary assistant, veterinary technology Associate of Applied Science, VN, surgical technology (Associate of Applied Science), dental assisting, sterile processing technician and pharmacy technician. CCC also offers an avocational phlebotomy technician program. CCC also has obtained approval from ACCET to offer an MRI Associate of Applied Science Program and cardiac sonography Associate of Applied Science programs and plans to begin doing so in October 2025, pending receipt of additional approvals. As of June 30, 2025, CCC had 495 students enrolled in its programs.

Integrity College of Health

Integrity was established in the State of California in 2007. Integrity’s campus is located in Pasadena, California. Integrity offers VN, VN Associate of Applied Science, RN to BSN, medical assisting, medical billing and coding, veterinary assistant, and Diagnostic Medical Sonography programs. Integrity also plans to offer an EMT program beginning in early 2026 and is in the process of obtaining approvals for the program (for which Integrity is not planning for ED approval to make Title IV funds available for students who enroll in the program). For purposes of our financial statements, Legacy Education, L.L.C. is deemed to have acquired Integrity in December 2019. As of June 30, 2025, Integrity had 202 students enrolled in its programs.

Contra Costa Medical Career College

CCMCC offers the following certificate and degree programs: surgical technology (Associate of Applied Science), sterile processing technician, pharmacy technician, diagnostic medical sonography, medical assisting with phlebotomy, dental assisting, vocational nursing, clinical medical assisting, EKG/ECG technician, medical administrative assistant/billing and coding specialist and medical assisting and phlebotomy avocational. As of June 30, 2025, CCMCC had 448 students enrolled in its programs.

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

We did not incur any benefits related to federal funds directly resulting from COVID-19 programs in each of the fiscal years ended June 30, 2025 or 2024.

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

Interest expense

This expense reflects interest paid under notes issued to our investors, Internal Revenue Service interest, non-cash interest related to unit option grants, interest related to notes associated with CCC, and other debt related interest.

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

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. The Company had no long-lived asset impairments as of June 30, 2025 and June 30, 2024.

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

Results of Operations

Fiscal Year Ended June 30, 2025 Compared to Fiscal Year Ended June 30, 2024

The following table sets forth our consolidated statements of income (loss) data as a percentage of revenue for the years ended June 30, 2025 and 2024:

	Year ended June 30,		Percentage Change
	2025	2024	(decrease)
Revenue	100%	100.0%
Costs and expenses:
Educational services	53.4%	57.3%	-3.9%
General and administrative	30.0%	28.3%	1.7%
General and administrative – related party	0.4%	0.4%	-%
Depreciation and amortization	0.7%	0.6%	0.1%
Total costs and expenses	84.4%	86.5%	-2.1%
Operating income	15.6%	13.5%	2.1%
Interest expense, net	-0.2%	-0.3%	-0.1%
Interest income	1.8%	1.9%	-0.1%
Income before income taxes	17.2%	15.2%	2.0%
Income tax expense	-5.4%	-4.1%	1.3%
Net income	11.7%	11.1%	0.6%

Revenue. Our revenue was approximately $64.2 million in fiscal 2025 compared to approximately $46.0 million in fiscal 2024, an increase of approximately $18.2 million, or approximately 39.5%. The increase was primarily due to increased student enrollment and the increase in pricing of certain programs.

Educational services. Our educational service expense was approximately $34.2 million in fiscal 2025 compared to approximately $26.4 million in fiscal 2024, an increase of approximately $7.8 million, or approximately 29.5%. The increase was primarily attributable to the increased instructional and staffing required to support the increase in enrollments as well as increased rent and externship fees and our investments in our RN program offset by a decrease in non-cash compensation charge of $1.3 million.

General and administrative expense. Our general and administrative expense was approximately $19.3 million in fiscal 2025, compared to approximately $13.0 million in fiscal 2024, an increase of approximately $6.3 million, or approximately 48.2%. The increase was primarily attributable to an increase in marketing expense, professional fees and bad debt expense. Of the total general and administrative expense, $4.7 million and $4.1 million relate to marketing expenses for fiscal 2025 and 2024, respectively.

Depreciation and amortization. Our depreciation and amortization expense was approximately $0.4 million in fiscal 2025 as compared to approximately $0.3 million in fiscal 2024.

Interest expense. Our interest expense was approximately $0.1 million in fiscal 2025 as compared to approximately $0.1 million in fiscal 2024.

Income tax expense. Our income tax expense was approximately $3.5 million in fiscal 2025 compared to an approximately $1.9 million expense in fiscal 2024. The increase is primarily due to the increase in income.

Net Income. We had net income of approximately $7.5 million in fiscal 2025 compared to approximately $5.1 million in fiscal 2024, an increase of approximately $2.4 million, due to reasons mentioned above.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $20.3 million and $10.4 million as of June 30, 2025 and June 30, 2024, respectively.

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

Capital expenditures were approximately $0.8 million and $0.4 million for fiscal year 2025 and fiscal year 2024, respectively.

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

Cash Flow Activities for the Years Ended June 30, 2025 and 2024

Operating activities

Net cash provided by operating activities was approximately $7.8 million in fiscal year 2025, and net cash provided in operating activities was approximately $1.6 million in fiscal 2024 primarily due to an increase to net income of $2.4 million and the increase in collections related to accounts receivable in fiscal 2025.

Investing activities

Net cash used in investing activities was approximately $7.0 million in fiscal year 2025 and approximately $0.4 million in fiscal year 2024, an increase of approximately $6.6 million due primarily to cash paid for the acquisition of CCMCC.

Financing activities

Net cash used provided by financing activities was approximately $9.1 million in fiscal year 2025 primarily due to proceeds from the Company’s IPO. Net cash used in financing activities was approximately $0.2 million in fiscal year 2024 due to repayments of debt.

Financings

●	From July 2024 to September 2024, the Company issued 2,500,000 shares of common stock in its initial public offering at a price of $4.00 per share for gross proceeds of $10,000,000.

●	From October 2024 to December 2024, the Company issued 375,000 shares of common stock pursuant to the exercise of the over-allotment option by the underwriters in connection with the initial public offering at a price of $4.00 per share for gross proceeds of $1,500,000.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the fiscal years ended 2025 and 2024. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. The amendments are effective for fiscal years beginning after December 15, 2019. Subsequently, the FASB issued the final ASU to delay adoption for smaller reporting companies for fiscal years beginning after December 15, 2022. The Company adopted ASU 2016-13 on July 1, 2023 and it did not have a material impact on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and also improves and amends the related EPS guidance for both Subtopics. The Company adopted ASU 2020-06 on July 1, 2024 and it did not have a material impact on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. There are aspects of ASU 2023-07 that apply to entities with one reportable segment. The Company adopted this guidance in the fiscal fourth quarter of 2025. The adoption of ASU 2023-07 is reflected in Note 2 to our audited consolidated financial statements included herein, “Summary of Significant Accounting Policies - Segment Reporting.”.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEGACY EDUCATION INC.

INDEX TO FINANCIAL STATEMENTS

LEGACY EDUCATION INC.

CONSOLIDATED FINANCIAL STATEMENTS

for the fiscal years ended June 30, 2025 and 2024

Legacy Education Inc.

(dba High Desert Medical College)

(dba Central Coast College)

(dba Integrity College of Health)

(dba Contra Costa Medical Career College)

Consolidated Financial Statements for the fiscal years ended June 30, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of the Board of Directors of

Legacy Education Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Legacy Education Inc. (the “Company”) as of June 30, 2025 and 2024, and the related consolidated income statements, consolidated statements of changes in stockholders’ equity, and consolidated cash flows for each of the years in the two-year period ended June 30, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two years ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Deer Park, IL
September 25, 2025
PCAOB ID No. 318

Legacy Education Inc.

Consolidated Balance Sheets

	June 30, 2025	June 30, 2024
ASSETS
Current assets
Cash and cash equivalents	$20,316,357	$10,376,149
Accounts receivable, net of $1,641,052 and $688,848 allowance for doubtful accounts as of June 30, 2025 and June 30, 2024, respectively	15,050,841	13,038,241
Prepaid expenses	1,383,405	1,032,325
Other receivables	302,424	140,894
Total current assets	37,053,027	24,587,609

Property and equipment, net	2,484,304	989,952
Operating lease right-of-use asset	15,781,177	3,575,369
Financing lease right-of-use asset	311,711	340,048
Intangible assets	3,858,027	1,054,947
Goodwill	6,852,076	1,929,326
Accounts receivable, long-term	1,966,137	1,381,194
Deferred income tax assets	395,546	898,000
Security deposits	503,133	416,605
Total assets	$69,205,138	$35,173,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,929,530	$3,862,895
Accrued income tax payable	596,250	1,443,335
Deferred, unearned tuition	4,956,396	2,585,747
Other current liabilities	3,197	24,201
Current portion of debt	875,350	574,244
Debt owed, related party	50,000	50,000
Current portion of financing lease	63,989	57,260
Current portion of operating lease liability	2,306,061	1,868,560
Total current liabilities	13,780,773	10,466,242

Debt, net of current portion	481,264	123,862
Financing lease, net of current portion	151,420	215,409
Other liabilities	-	905
Operating lease liability, net of current portion	13,748,161	1,947,620
Total liabilities	28,161,618	12,754,038

Commitments and contingencies

Stockholders’ equity
Preferred stock: $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value, 100,000,000 shares authorized, 12,452,670 and 9,291,149 shares issued and outstanding as of June 30, 2025 and June 30, 2024, respectively	12,453	9,291
Additional paid in capital	27,273,365	16,186,251
Retained earnings	13,757,702	6,223,470
Total stockholders’ equity	41,043,520	22,419,012
Total liabilities and stockholders’ equity	$69,205,138	$35,173,050

The accompanying notes are an integral part of these consolidated financial statements.

Legacy Education Inc.

Consolidated Income Statements

	For the fiscal years ended June 30,
	2025	2024
Revenue
Tuition and related income, net	$64,168,025	$46,000,316

Operating expenses
Educational services	34,246,953	26,351,326
General and administrative	19,267,153	12,999,164
General and administrative – related party	225,875	168,000
Depreciation and amortization	441,718	265,036
Total costs and expenses	54,181,699	39,783,526

Operating income	9,986,326	6,216,790

Other income and expense
Interest expenses	(112,731)	(118,162)
Interest income	1,149,234	886,834
Total other income	1,036,503	768,672

Income before income tax expenses	11,022,829	6,985,462
Income tax expenses	(3,488,597)	(1,870,610)
Net income	$7,534,232	$5,114,852

Net income per share
Basic net income per share	$0.65	$0.55
Diluted net income per share	$0.59	$0.53

Weighted average number of common stock outstanding
Basic weighted average shares outstanding	11,581,383	9,291,149
Diluted weighted average shares outstanding	12,685,036	9,691,149

The accompanying notes are an integral part of these consolidated financial statements.

Legacy Education Inc.

Consolidated Statements of Changes in Stockholders’ Equity

for the fiscal years ended June 30, 2025 and 2024

	Preferred Stock		Common Stock		Additional paid in	Retained
	Shares	Amount	Shares	Amount	capital	Earnings	Total
Balance, June 30, 2023	-	$-	9,291,149	$9,291	$14,304,175	$1,108,618	$15,422,084

Stock-based compensation	-	-	-	-	1,882,076	-	1,882,076
Net income	-	-	-	-	-	5,114,852	5,114,852
Balance, June 30, 2024	-	-	9,291,149	9,291	16,186,251	6,223,470	22,419,012

True up, reverse split	-	-	2,013	2	(2)	-	-
Issuance of common stock under acquisition agreement	-	-	118,906	119	999,881	-	1,000,000
Issuance of common stock, net of offering costs	-	-	2,875,000	2,875	9,159,970	-	9,162,845
Exercise of options	-	-	165,602	166	374,465	-	374,631
Stock-based compensation	-	-	-	-	552,800	-	552,800
Net income	-	-	-	-	-	7,534,232	7,534,232
Balance, June 30, 2025	-	$-	12,452,670	$12,453	$27,273,365	$13,757,702	$41,043,520

The accompanying notes are an integral part of these consolidated financial statements.

Legacy Education Inc.

Consolidated Statements of Cash Flows

	For the fiscal years ended June 30,
	2025	2024
Cash flows provided by (used in) operating activities:
Net income	$7,534,232	$5,114,852
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non cash compensation	552,800	1,882,076
Depreciation & amortization	441,718	265,036
Deferred income tax	502,454	(730,000)
Provision for allowance for doubtful accounts for accounts receivable and contracts receivable	2,529,500	348,788
Changes in assets and liabilities:
Accounts receivable	(2,993,192)	(6,440,025)
Prepaid expenses	(327,148)	(370,766)
Other receivable	(161,530)	560
Related party receivable	-	69,975
Other assets	(54,293)	(183,917)
Accounts payable and accrued liabilities	1,056,269	1,283,922
Income tax payable	(847,085)	1,296,280
Deferred unearned tuition	(465,486)	(887,979)
Net cash provided by operating activities	7,768,239	1,648,802

Cash flows used in investing activities:
Cash paid under APA	(6,133,087)	-
Purchases of property and equipment	(844,320)	(423,710)
Net cash used in investing activities	(6,977,407)	(423,710)

Cash flows provided by (used in) financing activities:
Proceeds from IPO, net of offering cost	9,162,845	-
Proceeds from exercise of options	374,631	-
Principal payment on finance lease	(57,260)	(67,379)
Principal payments on debt	(330,840)	(171,170)
Net cash provided by (used in) financing activities	9,149,376	(238,549)

Net increase cash and cash equivalents and restricted cash	9,940,208	986,543
Cash and cash equivalents and restricted cash, beginning of year	10,376,149	9,389,606
Cash and cash equivalents and restricted cash, end of year	$20,316,357	$10,376,149

Supplemental disclosure of cash flow information
Cash paid during the periods for interest	$136,267	$118,162
Cash paid during the periods for income taxes	$3,833,228	$1,304,329

Supplemental disclosure of noncash activities
Non-cash purchase of financed lease assets	$-	$340,048
Non-cash purchase of equipment	$567,451	$145,694
Prepaid expense reclassifies to offering cost	$276,866	$-
Common stock issued as part of APA	$1,000,000	$-
Promissory note under APA	$400,000	$-
Net identifiable assets acquired under APA	$(205,670)	$-

The accompanying notes are an integral part of these consolidated financial statements.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2025 and 2024

Note 1 - Nature of Business

For purposes of these financial statements, “Legacy,” the “Company,” “we,” “our,” “us,” or similar references refers to Legacy Education Inc. and its consolidated subsidiaries, unless the context requires otherwise. Legacy Education, LLC was formed on October 19, 2009 in the state of California as a limited liability company. The Company operates as a career institution that focuses on real-life training by utilizing educational practices in different job markets. The Company offers programs in career paths such as healthcare, veterinary, medical information technology, business management, and green technology. The Company’s institutions are accredited by the Accrediting Council for Continuing Education and Training (“ACCET”) or the Accrediting Bureau of Health Education Schools (“ABHES”) and approved to operate in the state of California by the Bureau for Private Postsecondary Education (“BPPE”). The consolidated financial statements include accounts of Legacy Education Inc. d/b/a High Desert Medical College (“HDMC”) and its wholly-owned subsidiary, Legacy Education Monterey LLC (“Monterey”) d/b/a Central Coast College (“CCC”), its wholly-owned subsidiary, Advanced Health Services, LLC d/b/a Integrity College of Health (“Integrity”) and Legacy Education Antioch, LLC (“Antioch”) d/b/a Contra Costa Medical Career College (“CCMCC”). Pursuant to an Agreement and Plan of Merger and Reorganization (the “Reorganization Merger”), dated September 1, 2021, effective as of September 3, 2021 (the “Effective Date”), Legacy Education Merger Sub, LLC, a wholly-owned subsidiary of Legacy Education Inc. formed solely for the purpose of implementing the Reorganization Merger, merged with and into Legacy Education, LLC, with Legacy Education, LLC surviving the merger and becoming a wholly-owned subsidiary of Legacy Education Inc., a corporation formed on March 18, 2020 in the State of Nevada for the sole purpose of restructuring the Company from a member-owned Limited Liability Corporation to a shareholder-owned C-Corporation. On the Effective Date, in exchange for each Class A Unit owned in Legacy Education, LLC, the members of Legacy Education, LLC received one share of common stock in Legacy Education Inc. in a one for one exchange. The members immediately prior to the Reorganization Merger became the 100% owners of Legacy Education Inc. immediately following the Reorganization Merger.

HDMC offers instruction in thirty-three programs including ultrasound technician, ultrasound technician associate of applied science degree, medical billing and coding, vocational nursing, clinical medical assisting, pharmacy technician, dental assisting, medical administrative vocational nursing associate of applied science degree and registered nursing.

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

CCMCC, a wholly owned subsidiary of HDMC effective as of December 18, 2024, is accredited by ACCET and has been granted temporary approval to participate in the Financial Student Aid programs by the Department of Education (“ED”) following the consummation of the transaction discussed below in Note 3. CCMCC offers vocational nursing, surgical technology, sterile processing technician, medical assisting, diagnostic medical sonography, EKG/ECG technician, and medical administrative assistant/billing and coding specialist programs.

The accompanying consolidated financial statements, and all per share information contained herein, have been retroactively adjusted to reflect the reverse stock split described in Note 13.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2025 and 2024

Note 2 – Summary of Significant Accounting Principals

Principal of Consolidation

The audited consolidated financial statements include the accounts of HDMC and its wholly-owned subsidiaries, CCC, Integrity and CCMCC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2025 and 2024 approximately $10.38 million and $2.15 million, respectively, of cash equivalents was held in instruments considered level 1 securities as defined in the “Fair Value of Financial Instruments” note below.

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

Leases

The Company accounts for leases in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842 Leases, which requires the recognition of assets and liabilities by lessees for those leases classified as operating leases under GAAP. The Company determines if an arrangement is a lease at inception and evaluates the lease agreement to determine whether the lease is a finance or operating lease. The guidance requires that a lessee should recognize on the balance sheet a liability to make lease payments and a right-to-use asset representing the Company’s right to use the underlying assets for the term of the lease. The guidance allows a lessee who enters into a lease with a term of 12 months or less to make an accounting policy election by class of underlying assets not to recognize assets and liabilities. Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of lease payment over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement to determine the present value of lease payments over the lease term. See Note 12 for more information about the Company’s lease-related obligations.

Goodwill and Intangibles

The Company has implemented the Business Combinations Topic FASB ASC 350, Intangibles - Goodwill and Other. Goodwill represents the excess of the purchase price over the fair market value of the net assets (including intangibles) acquired on December 31, 2019, January 15, 2019 and on December 18, 2024.

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

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2025 and 2024

The Company reviews intangible assets (with a definite life), excluding goodwill, accreditation and tradenames, for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. The Company measures the recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. There were no impairments for the periods presented.

The Company tests goodwill, accreditation and trade names for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. There were no goodwill, accreditation or trade names impairments for the periods presented.

The Company amortizes intangible assets with definite lives on a straight-line basis.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. The Company had no long-lived asset impairments as of June 30, 2025 and June 30, 2024.

Revenue Recognition

Revenue is recognized when control of promised goods or services is transferred to the Company’s customers in an amount of consideration to which the Company expects to be entitled to in exchange for those goods or services. The Company follows the five steps approach for revenue recognition under FASB ASC 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies a performance obligation.

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

For Fiscal Years ended June 30, 2025 and 2024

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

Disaggregation of Revenue

The tuition and related revenue consist of the following during the years ended June 30, 2025 and 2024:

	2025	2024
Tuition and lab fees (recognized over time)	$56,906,769	$41,200,761
Books, registration and other fees (recognized at a point in time)	7,261,256	4,799,555
Total revenue	$64,168,025	$46,000,316

Segment Reporting

The Company operates one reportable business segment offering career-focused, post-secondary education services to students at all stages of adult life, from recent high school graduates to working parents, through its accredited academic institutions. The Company’s primary revenue source is derived from educational programs and services provided at its colleges through tuition and lab fees as well as fees for supporting educational programs such as books and registration costs.

Operating as a cohesive educational services company, the Company offers its products and services in the State of California at a series of institutions, using a centralized management approach for all educational services and support functions.

The Chief Executive Officer (“CEO”) serves as the Chief Operating Decision Maker (“CODM”). The CODM evaluates the Company’s performance based on consolidated net income. This measure aligns with the Company’s consolidated financial statements and serves as the basis for resource allocation and performance assessment. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM monitors profitability and strategic growth initiatives on a consolidated basis, without disaggregating profit or loss into separate operating segments. The Company determined there are no significant segment expenses that require a separate disclosure. The consolidated net income is used to assess overall company performance, benchmark against industry standards, and identify profitability trends, which guides resource allocation and investment in expansion and program upgrades. The CODM also evaluates company performance using operating income. Operating income provides the CODM with a focused view of the Company’s profitability excluding the effects of financing activities, tax strategies, and other non-operating items. This measure enables the CODM to assess operational efficiency, monitor performance trends, and evaluate the effectiveness of strategies aimed at revenue generation and cost management.

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

Advertising

The Company expenses advertising cost as incurred. Advertising costs amounted to $4,749,214 and $4,124,485 for the years ended June 30, 2025, and 2024, respectively. Advertising costs are included in general and administrative expenses on the consolidated income statements.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2025 and 2024

Share-Based Compensation

The Company utilizes FASB ASC 718, Stock Compensation, related to accounting for share-based payments and, accordingly, records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards. The Company estimates the fair value of stock-based compensation awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations. The Company estimates the fair value of stock-based compensation awards using the Black-Scholes model. This model requires the Company to estimate the expected volatility and value of its common stock and the expected term of the stock options, all of which are highly complex and subjective variables. The expected life was calculated based on the simplified method as described by the SEC Staff Accounting Bulletin No. 110, Share-Based Payment. The Company’s estimate of expected volatility was based on the volatility of peers. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the options. The Company accounts for forfeitures upon occurrence.

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

Concentration of Credit Risk

A substantial portion of revenues and ending accounts receivable at June 30, 2025 and June 30, 2024 are a direct result of the Company’s participation in Financial Student Aid (“FSA”) programs, which represents a primary source of student tuition. The FSA programs are subject to political budgetary considerations. There is no assurance that funding will be maintained at current levels. The FSA programs are subject to significant regulatory requirements. Any regulatory violation could have a material effect on the Company.

The Company maintains its cash and cash equivalents in various financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company performs ongoing evaluations of these institutions to limit concentration risk exposure. The Company maintains cash balances in excess of these limits from time to time.

As of June 30, 2025 and June 30, 2024, $10.38 million and $2.15 million, respectively, was maintained in a redeemable money market account bearing interest at approximately 4.5% per annum.

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

For Fiscal Years ended June 30, 2025 and 2024

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

The Company expenses penalties and interest related to federal and state income taxes as incurred. Penalties, if any, are included in general and administrative expenses on the income statement. The estimated federal and state effective tax rates are 21% and 8.84%, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find the securities less attractive as a result, there may be a less active trading market for securities and the prices of securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards (that is, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies). The Company intends to take advantage of the benefits of this extended transition period.

Additionally, the Company is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. The Company will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of the common stock held by non-affiliates equals or exceeds $250 million as of the as of the last business day of its most recently completed second fiscal quarter, or (2) the annual revenues equaled or exceeded $100 million during its most recently completed fiscal year and the market value of the common stock held by non-affiliates equals or exceeds $700 million as of the last business day of its most recently completed second fiscal quarter.

Earnings Per Share

FASB ASC 260, Earnings Per Share, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS is calculated using the treasury stock method, and reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2025 and 2024

The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share for years ended June 30, 2025 and 2024:

	2025	2024
Numerator
Net income	$7,534,232	$5,114,852

Denominator
Weighted-average shares outstanding, basic	11,581,383	9,291,149
Common stock warrants	55,583	-
Dilutive impact of share-based instruments	1,048,070	400,000
Weighted-average shares outstanding, diluted	12,685,036	9,691,149

Net income per share
Basic	$0.65	$0.55
Diluted	$0.59	$0.53

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. The amendments are effective for fiscal years beginning after December 15, 2019. Subsequently, the FASB issued the final ASU to delay adoption for smaller reporting companies for fiscal years beginning after December 15, 2022. The Company adopted ASU 2016-13 on July 1, 2023 and it did not have a material impact on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. The Company adopted ASU 2020-06 on July 1, 2024 and it did not have a material impact on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. There are aspects of ASU 2023-07 that apply to entities with one reportable segment. The Company adopted this guidance in the fiscal fourth quarter of 2025. The adoption of ASU 2023-07 is reflected in Note 2, “Summary of Significant Accounting Policies - Segment Reporting.”.

Note 3 – Acquisition

On December 18, 2024, Antioch completed its acquisition of CCMCC for a base purchase price of $8,000,000. Under the asset purchase agreement (“APA”), Antioch acquired certain assets and assumed certain liabilities of CCMCC. Under the terms of the APA as consideration for the sale, Antioch paid Sellers $6,600,000 subject to a working capital adjustment, entered into a $400,000 promissory note, described in Note 10, and issued 118,906 shares of HDMC’s common stock with a combined value equivalent to $1,000,000 held in an escrow account for a period of one year. The working capital adjustment was required to equal zero on the transaction date and includes certain acquired assets and assumed liabilities. As of the date of this report, the net working capital adjustment has been determined to be $466,920 for a total purchase price of $7,533,080.

The acquisition was accounted for in accordance with the acquisition method of accounting. Under this method, the cost of the target is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess estimated fair values of the identifiable net assets over the amount paid was $7,738,750 which has been allocated between goodwill and other intangible assets and is included on the accompanying consolidated balance sheet.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2025 and 2024

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Current and other assets	$2,157,783
Property and equipment	483,036
Total assets acquired	2,640,819
Liabilities assumed (excluding debt - see Note 9)	(2,846,489)
Net assets acquired	$(205,670)

Purchase price	$7,533,080

Trade name	$940,000
Accreditation	1,730,000
Course Curriculum	146,000
Goodwill	4,922,750
Total excess purchase price	$7,738,750

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

	For the Years Ended June 30,
	2025	2024

Revenue	$68,180,441	$53,121,798
Net income	$8,838,779	$5,294,148

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

Note 4 - Intangible Assets

The Company’s intangible assets consisted of the following as of June 30, 2025 and June 30, 2024:

	June 30, 2025	June 30, 2024
Goodwill	$6,852,076	$1,929,326
Trade name	1,736,100	796,100
Accreditation	1,818,200	88,200
Course curriculum	344,000	198,000
Total cost of intangibles	$10,750,376	$3,011,626
Less accumulated amortization	(40,273)	(27,353)
Intangibles net	$10,710,103	$2,984,273

As of June 30, 2025 and June 30, 2024, no impairment of the Company’s goodwill, nor other intangibles with an indefinite life was required related to its previous acquisitions of CCC, Integrity and CCMCC. The Company recognized $12,920 and $5,011, respectively, in amortization expense for years ended June 30, 2025 and 2024. Although the ACCET accreditation has an indefinite life, the accreditation requires renewal every five years. CCC’s ACCET accreditation was most recently renewed in April 2025 and its next renewal is in April 2030. CCMCC’s accreditation was most recently renewed in April 2022 and its next renewal is in April 2026. Although ABHES accreditation has an indefinite life, the accreditation requires renewal every five years. Integrity’s next ABHES accreditation renewal is in February 2026. 100% of goodwill is expected to be deductible for federal income tax purposes and will be amortized over 15 years on a straight-line basis.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2025 and 2024

Note 5 - Property and Equipment

Property and equipment consist of the following:

	June 30, 2025	June 30, 2024
Leasehold improvements	$1,299,825	$561,108
Machinery and equipment	1,389,417	1,032,286
Computer equipment	1,427,842	704,846
Furniture, fixtures and other equipment	342,886	266,923
Total	4,459,970	2,565,163
Less accumulated depreciation and amortization	(1,975,666)	(1,575,211)
Property and equipment, net	$2,484,304	$989,952

Depreciation and amortization expense associated with property and equipment totaled $400,455 and $260,025 for years ended June 30, 2025 and 2024, respectively.

Note 6 – Accounts Receivable, Long-Term

TuitionFlex

The TuitionFlex Program is designed to create a flexible tuition credit program for students and families to help bridge the financial gap, all in accordance with applicable federal Truth-In-Lending regulations. Through this program, we offer payment plans to all students, regardless of financial need, for up to 5 years. The long-term portion of student receivables utilizing the TuitionFlex program was $1,966,137 and $1,381,194 as of June 30, 2025 and June 30, 2024, respectively.

Note 7 – Prepaid Expenses

The prepaid expenses consist of the following as of June 30, 2025 and June 30, 2024:

	June 30, 2025	June 30, 2024
Books	$190,928	$199,122
Supplies and other prepaid expenses	1,192,477	833,203
Total prepaid expenses	$1,383,405	$1,032,325

Note 8 – Other Receivables

The other receivables consist of the following as of June 30, 2025 and June 30, 2024:

	June 30, 2025	June 30, 2024
Other advance	94,454	94,454
Receivable from CCMCC Seller	170,250	-
Employee retention credit	37,720	46,440
Total other receivables	$302,424	$140,894

The Company paid $106,846 of federal income taxes on behalf of a foreign investor in Legacy in the year ended June 30, 2020, and the amount due back to the Company as of each of June 30, 2025 and June 30, 2024 was $94,454.

During the fiscal year ended June 30, 2021, the Company applied for certain Employee Retention Credits (“ERTC”) under the CARES Act in the approximate amount of $2.9 million. The remaining balance of the ERTC receivable as of June 30, 2025 and June 30, 2024 was $37,720 and $46,440, respectively.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2025 and 2024

Note 9 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses as of June 30, 2025 and June 30, 2024 consist of the following:

	June 30, 2025	June 30, 2024
Accounts payable	$1,391,620	$1,532,576
Accrued payroll and payroll taxes	1,081,600	641,594
Accrued vacation	611,136	447,482
Accrued bonuses	1,710,204	1,200,000
Accrued other expenses	134,970	41,243
Total	$4,929,530	$3,862,895

Note 10 - Debts and Other Liabilities

(1)	Promissory Notes and Related Parties Debt

The Company received $750,000 in proceeds from several creditors, including $150,000 from related parties in the form of unsecured promissory notes. Under the terms of the unsecured promissory notes, the principal shall be due and payable on the earlier to occur (i) the 9-month anniversary of the first advance under each promissory note; or (ii) the completion of an initial public offering by payee (“Maturity Date”), and the promissory note shall bear interest at a monthly rate of 1% based upon the amount outstanding as of any calculation date. Interest shall be payable monthly commencing on the 15th day of each calendar month following the date funds are first advanced. The maturity dates on these promissory notes were extended to March 31, 2021. The noteholders agreed to defer the repayment of the principal balance until the completion of an initial public offering and subsequently agreed to defer the repayment until demanded or paid.

	June 30, 2025	June 30, 2024
Promissory note issued on November 12, 2019	$500,000	$500,000
Promissory note issued on December 30, 2019, related party	50,000	50,000
Total other debt	$550,000	$550,000

A further note issued on February 6, 2020 in the amount of $100,000 was repaid in cash in September 2023.

(2)	Equipment Loan

In January 2023, the Company entered into an equipment loan for $30,744. The note accrues interest at a rate of 6.0% per annum and requires 48 equal monthly payments. As of June 30, 2025 and June 30, 2024, the principal balance of the promissory note was $13,015 and $20,929, respectively.

In August 2023, the Company entered into an equipment loan for $35,580. The note accrues interest at a rate of 10.14% per annum and requires 48 equal monthly payments. As of June 30, 2025 and June 30, 2024, the principal balance of the promissory note was $19,660 and $27,723, respectively.

In November 2023, the Company entered into an equipment loan for $14,610. The note accrues interest at a rate of 10.72% per annum and requires 48 equal monthly payments. As of June 30, 2025 and June 30, 2024, the principal balance of the promissory note was $9,265 and $12,582, respectively.

In December 2023, the Company entered into an equipment loan for $11,920. The note accrues interest at a rate of 13.53% per annum and requires 36 equal monthly payments. As of June 30, 2025 and June 30, 2024, the principal balance of the promissory note was $6,160 and $9,853, respectively.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2025 and 2024

In February 2024, the Company entered into an equipment loan for $35,612. The note accrues interest at a rate of 8% per annum and requires 36 equal monthly payments. The first payment was on April 1, 2024. As of June 30, 2025 and June 30, 2024, the principal balance of the promissory note was $21,795 and $32,950, respectively.

In June 2024, the Company entered into an equipment loan for $48,966. The note accrues interest at a rate of 11.16% per annum and requires 48 equal monthly payments. The first payment was on June 1, 2024. As of June 30, 2025 and June 30, 2024, the principal balance of the promissory note was $37,752 and $48,125, respectively.

In July 2024, the Company entered into an equipment loan for $39,189. The note accrues interest at a rate of 11.15% per annum and requires 48 equal monthly payments. The first payment was on July 1, 2024. As of June 30, 2025 and June 30, 2024, the principal balance of the promissory note was $30,946 and $0, respectively.

In June 2025, the Company entered into an equipment loan for $528,176. The note accrues interest at a rate of 9.392% per annum and requires 48 equal monthly payments. The first payment was on June 26, 2025. As of June 30, 2025 and June 30, 2024, the principal balance of the promissory note was $515,029 and $0, respectively.

(3)	CCMCC acquisition Seller Loan

As part of the acquisition described in Note 3, Antioch issued the seller of CCMCC a promissory note in the principal amount of $400,000. Under the terms of the note, interest shall accrue at 6% and shall be repaid in twelve equal monthly payments of principal and interest. As of June 30, 2025, the principal balance of the promissory note of $202,992 is presented as a current liability on the accompanying consolidated balance sheet.

(4)	Bank Loan

On December 31, 2019, the Company acquired Integrity, assuming its two bank loans, which are secured by all business assets of the Company.

	June 30, 2025	June 30, 2024
Bank loan #1, monthly payment $803.69, due in 110 months, effective interest rate 6.44%	$-	$24,447
Bank loan #2, monthly payment $5,672.86 starting on November 23, 2020, due in 48 months	-	21,495
Total bank loans	$-	$45,942

Future maturities over the remaining term of total debt for (1) to (3) are as follows:

2026 (1)	$925,350
2027	178,687
2028	164,600
2029	137,977
1,406,614
Less: current portion (1)	(925,350)
Long-term portion of debt	$481,264

(1)	Includes $50,000 related party debt

Note 11 - Related Party Transactions

A shareholder of the Company was paid $90,000 and $90,000 as consulting fees in the years ended June 30, 2025 and 2024, respectively.

A director of the Company was paid $135,875 and $78,000, respectively, as consulting fees in the years ended June 30, 2025 and 2024, respectively.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2025 and 2024

A company controlled by a director of the Company was paid $152,279 and $127,970, respectively, as consulting fees during the years ended June 30, 2025 and 2024, respectively.

Director’s fees of $35,500, $33,750, and $28,000, respectively, were paid to 3 individual directors in the year ended June 30, 2025. During the year ended June 30, 2024, one director received $18,000 and two directors each received $4,500.

In December 2019, the Company received $50,000 of proceeds from a promissory note, entered into with an executive of the Company, which bears interest at the rate of 12% per annum and matures on the earlier of the nine-month anniversary of the loan or the completion of an initial public offering. The Company completed an initial public offering in September 2024, and the parties agreed to carry the note as due on demand. The balance of this note was $50,000 and $50,000 as of June 30, 2025 and June 30, 2024, respectively.

Note 12 – Lease Commitments

Finance Leases

In July 2023, the Company entered into an equipment lease for $340,048. The related finance liability has an implied interest rate of 11.16% per annum and requires 5 equal annual payments due on September 1 of each year. As of June 30, 2025 and June 30, 2024, the balance of the finance liability was $215,409 and $272,669, respectively.

The present value of future minimum lease payments due at June 30, 2025, was as follows:

2026	$81,459
2027	81,459
2028	81,458
Total minimum payments	244,376
Less: amount representing interest	(28,967)
Present value of minimum payments	$215,409
Less: current portion	(63,989)
Long term portion	$151,420

The Company has determined to amortize the lease over the useful life of the equipment or ten years and put the equipment into service in September 2024. The Company recorded amortization of $28,337 and $0 in the years ended June 30, 2025 and 2024, respectively.

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

The Company uses its incremental borrowing rate based on the information available at the commencement to determine the present value of lease payments over the lease term. As of June 30, 2025, the weighted average incremental borrowing rate used by the Company was approximately 6.7%, and the weighted average remaining years left on outstanding leases was 7.58 years.

The present value of future minimum lease payments due at June 30, 2025 was as follows:

2026	$3,304,306
2027	2,591,045
2028	2,525,777
2029	2,414,604
2030	2,475,882
After 2030	7,336,011
Total future minimum operating lease payments	20,647,625
Less: imputed interest	(4,593,403)
Total	16,054,222
Current portion of operating lease	2,306,061
Long term portion of operating lease	$13,748,161

Total rent expense and related taxes and operating expenses under operating leases for the years ended June 30, 2025 and 2024 were $4,483,574 and $3,368,780, respectively.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2025 and 2024

Supplemental balance sheet information related to leases was as follows:

	June 30, 2025	June 30, 2024

Operating lease right-of-use assets	$15,781,177	$3,575,369

Operating lease liability - current	$2,306,061	$1,868,560
Operating lease liability – non-current	13,748,161	1,947,620
Total operating lease liability	$16,054,222	$3,816,180

Other supplemental information:

	For the years ended June 30,
	2025	2024
Cash paid for operating lease	$2,998,952	$1,900,505

Note 13 – Stockholders’ Equity

Reverse Stock Split

On September 9, 2024, the Company’s stockholders approved an amendment to the Company’s articles of incorporation to effectuate a 1-for-2 reverse split of the Company’s common stock. The amendment to the Company’s articles of incorporation was filed with the Nevada Secretary of State on September 9, 2024. The consolidated financial statements, and all share and per share information contained herein, have been retroactively adjusted to reflect the reverse stock split.

As of June 30, 2025 and June 30, 2024, the Company had 110,000,000 shares of authorized capital, par value $0.001, of which 100,000,000 shares are designated as common stock, and 10,000,000 shares are designated as preferred stock.

Equity Transactions

In August 2024, 76,000 stock options were exercised at $0.52 per share of common stock.

On September 27, 2024, the Company completed its initial public offering of 2,500,000 shares of common stock, priced at $4.00 per share. Concurrently, the Company issued 2,013 shares as true up shares as a result of the 1-for-2 reverse split. In conjunction with the offering, the Company granted stock purchase warrants to purchase an aggregate of 143,750 shares of its common stock at an exercise price of $4.60 per share to underwriters.

During the three months ended December 31, 2024, in connection with the initial public offering, the Company issued 375,000 common shares in respect to the underwriters’ option to purchase up to an additional 375,000 shares of common stock to cover allotments.

On December 18, 2024, the Company issued 118,906 common shares pursuant to the terms of the APA.

A total of 89,602 stock options were exercised during the year ended June 30, 2025 at $3.74 per share.

No shares were issued during the year ended June 30, 2024.

As of June 30, 2025 and June 30, 2024 the Company had 12,452,670 and 9,291,149 shares of common stock outstanding, respectively, and no shares of preferred stock issued and outstanding.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2025 and 2024

Note 14 - Warrants

Equity Classified Warrants

September 2024 Common Stock Warrants

In September 2024, the Company issued warrants to certain underwriters to purchase 143,750 shares of the Company’s common stock in connection with the Company’s initial public offering for services provided. The warrants were immediately exercisable at a price of $4.60 per share and have an expiration date of September 27, 2029. At issuance, the fair value of the warrants was determined to be $227,700 using the Black-Scholes model. As the warrants are accounted for as an equity issuance cost, the fair value of the warrants was recorded within additional paid-in capital on the Company’s consolidated balance sheets. The warrants are not remeasured in future periods as they meets the conditions for equity classification.

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

On April 2, 2025, the Company granted stock options to purchase an aggregate of 479,648 shares of its common stock at an exercise price of $7.25 per share to employees and directors pursuant to its 2021 Equity Incentive Plan. These options vest ratably over a period of three years and expire ten years from the date of grant and the fair value of these options were calculated using the Black-Scholes-Merton model.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2025 and 2024

A summary of the activity related to stock option units granted is as follows:

		Summary of Stock Options Outstanding
	Total Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (Years)
Outstanding as of June 30, 2023	400,000	1.54	4.14
Granted	1,425,171	3.74	10
Exercised	-	-	-
Forfeited, canceled, or expired	-	-	-
Outstanding as of June 30, 2024	1,825,171	3.26	8.30
Exercisable as of June 30, 2024	1,387,534	3.11	7.84
Granted	729,648	6.14	10
Exercised	(165,602)	2.26	-
Forfeited, canceled, or expired	-	-	-
Outstanding as of June 30, 2025	2,389,217	4.21	8.20
Exercisable as of June 30, 2025	1,506,764	3.42	7.51

A summary of the activity related to vested and unvested stock option units granted is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)
Balance – June 30, 2023, unvested	-	$-	$-	-
Options issued	1,425,171	3.74	1.84	10.00
Options vested	(987,534)	3.74	1.84	10.00
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance – June 30, 2024, unvested	437,637	$3.74	1.84	9.75
Options issued	729,648	6.14	2.05	10.00
Options vested	(284,832)	3.80	1.86
Options expired	-	-	-	-
Balance – June 30, 2025, unvested	882,453	$5.54	$3.40	9.36

The Company valued options issued in April 2024 using the Black Scholes model utilizing volatility 45%, and a risk-free rate of 4.18%. The fair value of the options was $1.84 per option.

The Company valued options issued in September 2024 using the Black Scholes model utilizing volatility 45%, and a risk-free rate of 3.75%. The fair value of the options was $1.94 per option.

The Company valued options issued in April 2025 using the Black Scholes model utilizing volatility 55%, and a risk-free rate of 4.01%. The fair value of the options was $4.05 per option.

The Company recorded share-based compensation expense of $552,800 and $1,882,076 during the years ended June 30, 2025 and 2024, respectively, which is included in educational services in the consolidated income statements. Unamortized compensation expense associated with unvested options was $832,205 and $737,333 as of June 30, 2025 and June 30, 2024, respectively. The weighted average period over which these costs are expected to be recognized is approximately 2.00 and 2.75 years.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2025 and 2024

Note 16 - Income Tax

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The Company has no valuation allowance as of June 30, 2025.

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

The components of income tax expense (benefit) are as follows:

	June 30, 2025	June 30, 2024
Current:
Federal	$1,935,372	$1,779,079
State	1,050,770	821,531
	2,986,142	2,600,610
Deferred:
Federal	403,941	(513,740)
State	98,514	(216,260)
	502,455	(730,000)
Total income tax expense	$3,488,597	$1,870,610

Income tax expense differed from the amount computed using the U.S. federal income tax rate of 21% for June 30, 2025 and 2024 as follows:

	June 30, 2025	June 30, 2024
Statutory U.S. federal income tax	$2,314,794	$1,466,947
Non-deductible items	(123,961)	57,841
Change in deferred items	417,037	(303,187)
Provision to return	-	(151,584)
State income taxes, net of federal benefit	769,790	821,531
Other	110,937	(20,938)
Income tax expense	$3,488,597	$1,870,610

Significant components of the Company’s deferred income tax assets included in deferred income taxes, non-current on the balance sheets are as follows:

	June 30, 2025	June 30, 2024
Deferred tax assets:
Lease liability and deferred rent	$4,492,549	$72,000
Allowance for doubtful accounts	503,900	206,000
Accrued bonuses and vacation	582,994	492,000
Non-cash compensation	109,633	562,000
	5,689,076	1,332,000
Valuation allowance	-	-
Deferred tax assets	5,689,076	1,332,000

Deferred tax liability:
Right of use asset	(4,503,369)
Property and equipment and intangible assets	(790,161)	(434,000)
Deferred tax liability	(5,293,530)	(434,000)

Net deferred tax asset	$395,546	$898,000

The Company is subject to taxation in the United States and the state of California. As of June 30, 2024, the earliest tax year still subject to examination for federal purposes is the fiscal year ended June 30, 2022 and state purposes is the fiscal year ended June 30, 2021.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2025 and 2024

Note 17 - Other Commitments and Contingency

Regulatory

In order for students to participate in Title IV federal financial aid programs, the Company is required to maintain certain standards of financial responsibility and administrative capability. In addition, the Company’s institutions are accredited by ACCET or ABHES and approved by other agencies and must comply with the applicable rules and regulations of the accrediting body and other agencies. As a result, the Company may be subject from time to time to audits, investigations, claims of noncompliance or lawsuits by governmental agencies, regulatory bodies, or third parties. While there can be no assurance that such matters will not occur and if they do occur will not have a material adverse effect on these financial statements, management believes that the Company has complied in all material respects with all applicable regulatory requirements as of the date of the financial statements.

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

Composite Score

As described above, ED requires institutions to meet standards of financial responsibility. ED deems an institution financially responsible when the composite score is at least 1.5. The Company’s composite score was 3.0 for the fiscal year ended June 30, 2024. The composite score calculation for fiscal year ended June 30, 2025, has not yet been completed as of the date of these financial statements and is due on December 31, 2025.

90/10 Disclosure

The Company derives a substantial portion of its revenues from student financial aid received by its students under the Title IV programs administered by ED pursuant to the Higher Education Act. To continue to participate in the student financial aid programs, the Company must comply with the regulations promulgated under the Higher Education Act. The regulations restrict the proportion of cash receipts for tuition and fees from eligible programs to not more than 90% from Title IV programs and other federal educational assistance funds (the “90/10 revenue test”). If an institution fails to satisfy the test for one year, its participation status becomes provisional for two consecutive fiscal years. If the test is not satisfied for two consecutive years, eligibility to participate in Title IV programs is lost for at least two fiscal years. Using ED’s cash-basis, regulatory formula under the 90/10 revenue test, as in effect for its 2024 fiscal year, HDMC, CCC and ICH derived 87.55%, 79.51% and 84.19% for its 90/10 revenue from Title IV program and other federal educational assistance funds, respectively, for the fiscal year ended June 30, 2024. The 90/10 calculations for fiscal year ended June 30, 2025, for each of our institutions are due to ED on December 31, 2025.

Litigation

The Company is unaware of any other pending or threatened litigation arising from services currently or formerly performed by the Company. The Company is unaware of any possible claiming that could have a material adverse effect on the Company’s business, results of operations or financial condition.

Note 18 – Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of June 30, 2025, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of June 30, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework 2013. Based on this assessment, our management concluded that, as of June 30, 2025, our internal control over financial reporting was not effective based on such criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Rule 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

91

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2025 pursuant to Regulation 14A for our 2025 Annual Meeting of Stockholders (the “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)
3.2*	Amendment to Articles of Incorporation
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)
3.4	Certificate of Merger filed with the California Secretary of State on September 3, 2021 (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)

92

4.2	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)
4.3*	Description of the Registrant’s Securities
10.1	Investor Rights Agreement among Legacy Education Inc. and certain investors (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)
10.2	Amended and Restated Stockholder Agreement among Legacy Education Inc. and its stockholders (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)
10.3+	Amended and Restated 2021 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)
10.4	December 30, 2019 Note (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)
10.5+	Employment Agreement between the Company and LeeAnn Rohmann effective as of July 1, 2023 (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)
10.6	Commercial Multi-Tenant Lease dated January 14, 2016 between Syndcore Holdings LLC and Legacy Education, L.L.C. (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)
10.7	Multi-Tenant Office Lease dated January 17, 2018 between TV Phase One, LLC and Legacy Education, L.L.C. (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)
10.8	Form of Registration Rights Agreement by and between the Company and the Shareholders (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)
10.9	Asset Purchase Agreement dated as of October 22, 2024 by and among Legacy Education Antioch, LLC, Legacy Education Inc., Legacy Education, LLC, Contra Costa Medical Career College, Inc., Contra Costa Medical Career College Online, Inc. and, solely with respect to certain portions of the Asset Purchase Agreement, Stacey Orozco and Bulmaro Orozco (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2024)
10.10	Stock Escrow Agreement by and among the Buyer, CCMCC and Equiniti dated as of December 18, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2024)
10.11+	Amendment to Employment Agreement by and between the Company and LeeAnn Rohmann dated March 28, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025)
10.12+	Employment Agreement by and between the Company and Brandon Pope dated March 28, 2025 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025)
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with SEC on October 1, 2024)
19.1*	Legacy Education Inc. Amended and Restated Insider Trading Policy
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 field with the SEC on September 20, 2024)
23.1*	Consent of LJ Soldinger Associates, LLC
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1	Legacy Education Inc. Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on October 1, 2024)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2025 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

93

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of September, 2025.

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

Signature	Title	Date

/s/ LeeAnn Rohmann	Chief Executive Officer and Chairman of the Board of Directors	September 25, 2025
LeeAnn Rohmann	(Principal Executive Officer)

/s/ Brandon Pope	Chief Financial Officer	September 25, 2025
Brandon Pope	(Principal Financial and Accounting Officer)

/s/ Gerald Amato	Director	September 25, 2025
Gerald Amato

/s/ Blaine Faulkner	Director	September 25, 2025
Blaine Faulkner

/s/ Peggy Tiderman	Director	September 25, 2025
Peggy Tiderman

/s/ Zwade J. Marshall	Director	September 25, 2025
Zwade J. Marshall

/s/ Janis L. Paulson	Director	September 25, 2025
Janis L. Paulson

94