Form 10-Q
period 2025-09-30
Legacy Education Inc.
filed 2025-11-13
CIK 1836754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of November 10, 2025 was 12,566,988.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains certain forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “believes,” “will,” “expects,” “anticipates,” “estimates,” “predicts,” “potential,” “continues” “intends,” “plans” and “would” or the negative of these terms or other comparable terminology. For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, and plans are all forward-looking statements. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	compliance with the extensive existing regulatory framework applicable to our industry or our failure to timely obtain and maintain regulatory approvals and accreditation;

●	compliance with continuous changes in applicable federal laws and regulations including recently enacted federal legislation, executive orders and pending rulemaking by the U.S. Department of Education (“ED”);

●	the effect of current and future Title IV Program laws and regulations arising out of recent legislation, executive orders and negotiated rulemakings, including any recent and potential future reductions or disruptions in funding or restrictions on the use of funds received through Title IV Programs;

●	successful updating and expansion of the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;

●	uncertainties regarding our ability to comply with current and future federal and state laws and regulations and accrediting body standards, including but not limited to the 90/10 revenue test (as defined herein), gainful employment and earnings metrics, and limits on cohort default rates;

●	successful implementation of our strategic plan;

●	our inability to maintain eligibility for or to process federal student financial assistance;

●	regulatory investigations of, or actions commenced against, us or other companies in our industry;

●	changes in the state regulatory environment or budgetary constraints;

●	enrollment declines or challenges in our students’ ability to find employment as a result of economic conditions;

●	maintenance and expansion of existing industry relationships and develop new industry relationships;

●	a loss of members of our senior management or other key employees;

●	uncertainties associated with opening of new campuses and closing existing campuses;

●	uncertainties associated with integration of acquired schools;

●	industry competition;

●	the effect of any cybersecurity incident; and

●	general economic conditions.

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

(dba High Desert Medical College)

(dba Central Coast College)

(dba Integrity College of Health)

(dba Contra Costa Medical Career College)

Condensed Consolidated Financial Statements for the three months ended September 30, 2025 and 2024

Legacy Education Inc.

Consolidated Balance Sheets

	September 30, 2025	June 30, 2025
ASSETS		(Audited)
Current assets
Cash and cash equivalents	$20,586,087	$20,316,357
Accounts receivable, net of $1,861,311 and $1,641,052 allowance for doubtful accounts as of September 30, 2025 and June 30, 2025, respectively	17,625,201	15,050,841
Prepaid expenses	2,179,142	1,383,405
Other receivables	479,514	302,424
Total current assets	40,869,944	37,053,027

Property and equipment, net	2,620,557	2,484,304
Operating lease right-of-use asset	15,147,699	15,781,177
Financing lease right-of-use asset	303,209	311,711
Intangible assets	3,853,124	3,858,027
Goodwill	6,430,654	6,852,076
Accounts receivable, long-term	1,963,586	1,966,137
Deferred income tax assets	395,546	395,546
Security deposits	506,089	503,133
Total assets	$72,090,408	$69,205,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,294,676	$4,929,530
Accrued income tax payable	1,383,974	596,250
Deferred, unearned tuition	5,351,127	4,956,396
Other current liabilities	3,197	3,197
Current portion of debt	661,944	875,350
Debt owed, related party	50,000	50,000
Current portion of financing lease	65,806	63,989
Current portion of operating lease liability	2,159,041	2,306,061
Total current liabilities	14,969,765	13,780,773

Debt, net of current portion	64,912	481,264
Financing lease, net of current portion	73,539	151,420
Other liabilities	-	-
Operating lease liability, net of current portion	13,316,571	13,748,161
Total liabilities	28,424,787	28,161,618

Commitments and contingencies

Stockholders’ equity
Preferred stock: $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value, 100,000,000 shares authorized, 12,497,027 and 12,452,670 shares issued and outstanding as of September 30, 2025 and June 30, 2025, respectively	12,497	12,453
Additional paid in capital	27,708,462	27,273,365
Retained earnings	15,944,662	13,757,702
Total stockholders’ equity	43,665,621	41,043,520
Total liabilities and stockholders’ equity	$72,090,408	$69,205,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legacy Education Inc.

Consolidated Income Statements

	For the three months ended September 30,
	2025	2024
Revenue
Tuition and related income, net	$19,401,023	$14,005,091

Operating expenses
Educational services	10,321,597	7,204,574
General and administrative	6,107,599	3,966,047
General and administrative – related party	149,350	81,053
Depreciation and amortization	123,827	81,141
Total costs and expenses	16,702,373	11,332,815

Operating income	2,698,650	2,672,276

Other income and expense
Interest expenses	(43,960)	(29,350)
Interest income	318,844	260,896
Total other income	274,884	231,546

Income before income tax expenses	2,973,534	2,903,822
Income tax expenses	(786,574)	(813,069)
Net income	$2,186,960	$2,090,753

Net income per share
Basic net income per share	$0.18	$0.22
Diluted net income per share	$0.16	$0.21

Weighted average number of common stock outstanding
Basic weighted average shares outstanding	12,458,551	9,320,063
Diluted weighted average shares outstanding	13,886,201	9,817,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legacy Education Inc.

Consolidated Statements of Changes in Stockholders’ Equity

for the three months ended September 30, 2025 and 2024

	Preferred Stock		Common Stock		Additional paid in	Retained
	Shares	Amount	Shares	Amount	capital	Earnings	Total
Balance, June 30, 2025	-	$-	12,452,670	$12,453	$27,273,365	$13,757,702	$41,043,520

Stock-based compensation	-	-	-	-	269,246	-	269,246
Exercise of options	-	-	44,357	44	165,851	-	165,895
Net income	-	-	-	-	-	2,186,960	2,186,960
Balance, September 30, 2025	-	$-	12,497,027	$12,497	$27,708,462	$15,944,662	$43,665,621

	Preferred Stock		Common Stock		Additional paid in	Retained
	Shares	Amount	Shares	Amount	capital	Earnings	Total
Balance, June 30, 2024	-	$-	9,291,149	$9,291	$16,186,251	$6,223,470	$22,419,012

Exercise of option	-	-	76,000	76	39,444	-	39,520
Issuance of common stock, net of offering costs	-	-	2,500,000	2,500	7,937,072	-	7,939,572
Stock-based compensation	-	-	-	-	67,031	-	67,031
Net income	-	-	-	-	-	2,090,753	2,090,753
Balance, September 30, 2024	-	$-	11,867,149	$11,867	$24,229,798	$8,314,223	$32,555,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legacy Education Inc.

Consolidated Statements of Cash Flows

	For the three months ended September 30,
	2025	2024
Cash flows provided by (used in) operating activities:
Net income	$2,186,960	$2,090,753
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non cash compensation	269,246	67,031
Depreciation & amortization	123,828	81,137
Provision for allowance for doubtful accounts for accounts receivable and contracts receivable	641,681	556,316
Changes in assets and liabilities:
Accounts receivable	(2,792,068)	82,193
Prepaid expenses	(795,737)	(208,042)
Other receivable	(177,090)	-
Other assets	51,912	(34,133)
Accounts payable and accrued liabilities	365,148	490,941
Income tax payable	787,724	(1,147,624)
Deferred unearned tuition	394,731	1,206,682
Net cash provided by operating activities	1,056,335	3,185,254

Cash flows used in investing activities:
Purchases of property and equipment	(246,677)	(235,816)
Net cash used in investing activities	(246,677)	(235,816)

Cash flows provided by (used in) financing activities:
Proceeds from IPO, net of offering cost	-	8,216,438
Proceeds from exercise of options	165,895	39,520
Principal payment on finance lease	(61,104)	(56,184)
Principal payments on debt	(644,719)	(32,743)
Net cash provided by (used in) financing activities	(539,928)	8,167,031

Net increase cash and cash equivalents and restricted cash	269,730	11,116,469
Cash and cash equivalents and restricted cash, beginning of year	20,316,357	10,376,149
Cash and cash equivalents and restricted cash, end of period	$20,586,087	$21,492,618

Supplemental disclosure of cash flow information
Cash paid during the periods for interest	$43,959	$24,052
Cash paid during the periods for income taxes	$-	$1,960,693

Supplemental disclosure of noncash activities
Non-cash purchase of equipment	$-	$39,275
Prepaid expense reclassifies to offering cost	$-	$276,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended September 30, 2025 and 2024

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

HDMC offers instruction in several programs including, but not limited to, ultrasound technician, ultrasound technician associate of applied science degree, medical billing and coding, vocational nursing, clinical medical assisting, pharmacy technician, dental assisting, medical administrative vocational nursing associate of applied science degree and registered nursing.

CCC, a wholly-owned subsidiary of HDMC, offers instruction in healthcare career training programs, veterinary career training, and additional fields such as accounting.

Integrity, a wholly-owned subsidiary of HDMC, is an accredited college offering instruction in medical assisting, vocational nursing, medical insurance coding and billing, diagnostic medical sonography (ultrasound technician) Bachelors of Science in nursing (RN to BSN), and veterinary assistant.

CCMCC, a wholly owned subsidiary of HDMC effective as of December 18, 2024, is accredited by ACCET and has been granted temporary approval to participate in the Financial Student Aid programs by the Department of Education (“ED”) following the consummation of the transaction discussed below in Note 3. CCMCC offers vocational nursing, surgical technology, sterile processing technician, pharmacy technician, dental assisting, medical assisting, diagnostic medical sonography, EKG/ECG technician, and medical administrative assistant/billing and coding specialist programs.

The accompanying consolidated financial statements, and all per share information contained herein, have been retroactively adjusted to reflect the reverse stock split described in Note 13.

Note 2 – Summary of Significant Accounting Principles

Principles of Consolidation

The audited consolidated financial statements include the accounts of HDMC and its wholly owned subsidiaries, CCC, Integrity and CCMCC. All significant intercompany balances and transactions have been eliminated in consolidation.

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended September 30, 2025 and 2024

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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K filed on September 25, 2025, for the year ended June 30, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2025 and June 30, 2025 approximately $10.49 million and $10.38 million, respectively, of cash equivalents was held in instruments considered level 1 securities as defined in the “Fair Value of Financial Instruments” note below.

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

For the three months ended September 30, 2025 and 2024

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

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. The Company had no long-lived asset impairments as of September 30, 2025 and June 30, 2025.

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

For the three months ended September 30, 2025 and 2024

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

Disaggregation of Revenue

The tuition and related revenue consist of the following during the three months ended September 30, 2025 and 2024:

	2025	2024
Tuition and lab fees (recognized over time)	$16,921,803	$12,120,857
Books, registration and other fees (recognized at a point in time)	2,479,220	1,884,234
Total revenue	$19,401,023	$14,005,091

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

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended September 30, 2025 and 2024

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

Advertising

The Company expenses advertising cost as incurred. Advertising costs amounted to $1,574,722 and $1,166,898 for the three months ended September 30, 2025, and 2024, respectively. Advertising costs are included in general and administrative expenses on the consolidated income statements.

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

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended September 30, 2025 and 2024

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

Concentration of Credit Risk

A substantial portion of revenues and ending accounts receivable at September 30, 2025 and June 30, 2025 are a direct result of the Company’s participation in Financial Student Aid (“FSA”) programs, which represents a primary source of student tuition. The FSA programs are subject to political budgetary considerations. There is no assurance that funding will be maintained at current levels. The FSA programs are subject to significant regulatory requirements. Any regulatory violation could have a material effect on the Company.

The Company maintains its cash and cash equivalents in various financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company performs ongoing evaluations of these institutions to limit concentration risk exposure. The Company maintains cash balances in excess of these limits from time to time.

As of September 30, 2025 and June 30, 2025, $10.49 million and $10.38 million, respectively, was maintained in a redeemable money market account bearing interest at approximately 4.5% per annum.

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

For the three months ended September 30, 2025 and 2024

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

The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share for the three months ended September 30, 2025 and 2024:

	2025	2024
Numerator
Net income	$2,186,960	$2,090,753

Denominator
Weighted-average shares outstanding, basic	12,458,551	9,320,063
Common stock warrants	77,293	-
Dilutive impact of share-based instruments	1,350,357	497,495
Weighted-average shares outstanding, diluted	13,886,201	9,817,558

Net income per share
Basic	$0.18	$0.22
Diluted	$0.16	$0.21

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended September 30, 2025 and 2024

Recent Accounting Pronouncements

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

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended September 30, 2025 and 2024

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

Note 4 - Intangible Assets

The Company’s intangible assets consisted of the following as of September 30, 2025 and June 30, 2025:

	September 30, 2025	June 30, 2025
Goodwill	$6,430,654	$6,852,076
Trade name	1,736,100	1,736,100
Accreditation	1,818,200	1,818,200
Course curriculum	344,000	344,000
Total cost of intangibles	$10,328,954	$10,750,376
Less accumulated amortization	(45,176)	(40,273)
Intangibles net	$10,283,778	$10,710,103

As of June 30, 2025 and June 30, 2024, no impairment of the Company’s goodwill, nor other intangibles with an indefinite life was required related to its previous acquisitions of CCC, Integrity and CCMCC. The Company recognized $4,903 and $1,253, respectively, in amortization expense for three months ended September 30, 2025 and 2024. Although the ACCET accreditation has an indefinite life, the accreditation requires renewal every five years. CCC’s ACCET accreditation was most recently renewed in April 2025 and its next renewal is in April 2030. CCMCC’s accreditation was most recently renewed in April 2022 and its next renewal is in April 2026. HDMC’s ACCET accreditation was most recently renewed in April 2024 and its next renewal is in April 2029. Although ABHES accreditation has an indefinite life, the accreditation requires renewal every five years. Integrity’s next ABHES accreditation renewal is in February 2026. 100% of goodwill is expected to be deductible for federal income tax purposes and will be amortized over 15 years on a straight-line basis.

Note 5 - Property and Equipment

Property and equipment consist of the following:

	September 30, 2025	June 30, 2025
Leasehold improvements	$1,305,863	$1,299,825
Machinery and equipment	1,481,678	1,389,417
Computer equipment	1,561,151	1,427,842
Furniture, fixtures and other equipment	357,955	342,886
Total	4,706,647	4,459,970
Less accumulated depreciation and amortization	(2,086,090)	(1,975,666)
Property and equipment, net	$2,620,557	$2,484,304

Depreciation and amortization expense associated with property and equipment totaled $118,925 and $79,884 for the three months ended September 30, 2025 and 2024, respectively.

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended September 30, 2025 and 2024

Note 6 – Accounts Receivable, Long-Term

TuitionFlex

The TuitionFlex Program is designed to create a flexible tuition credit program for students and families to help bridge the financial gap, all in accordance with applicable federal Truth-In-Lending regulations. Through this program, we offer payment plans to all students, regardless of financial need, for up to 5 years. The long-term portion of student receivables utilizing the TuitionFlex program was $1,963,586 and $1,966,137 as of September 30, 2025 and June 30, 2025, respectively.

Note 7 – Prepaid Expenses

The prepaid expenses consist of the following as of September 30, 2025 and June 30, 2025:

	September 30, 2025	June 30, 2025
Books	$314,811	$190,928
Supplies and other prepaid expenses	1,864,331	1,192,477
Total prepaid expenses	$2,179,142	$1,383,405

Note 8 – Other Receivables

The other receivables consist of the following as of September 30, 2025 and June 30, 2025:

	September 30, 2025	June 30, 2025
Other advance	94,454	94,454
Receivable from CCMCC Seller	347,340	170,250
Employee retention credit	37,720	37,720
Total other receivables	$479,514	$302,424

The Company paid $106,846 of federal income taxes on behalf of a foreign investor in Legacy in the year ended June 30, 2020, and the amount due back to the Company as of each of September 30, 2025 and June 30, 2025 was $94,454.

During the fiscal year ended June 30, 2021, the Company applied for certain Employee Retention Credits (“ERTC”) under the CARES Act in the approximate amount of $2.9 million. The remaining balance of the ERTC receivable as of September 30, 2025 and June 30, 2025was $37,720.

Note 9 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses as of September 30, 2025 and June 30, 2025 consist of the following:

	September 30, 2025	June 30, 2025
Accounts payable	$1,714,314	$1,391,620
Accrued payroll and payroll taxes	693,644	1,081,600
Accrued vacation	621,878	611,136
Accrued bonuses	2,122,704	1,710,204
Accrued other expenses	142,136	134,970
Total	$5,294,676	$4,929,530

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended September 30, 2025 and 2024

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

	September 30, 2025	June 30, 2025
Promissory note issued on November 12, 2019	$500,000	$500,000
Promissory note issued on December 30, 2019, related party	50,000	50,000
Total other debt	$550,000	$550,000

A further note issued on February 6, 2020 in the amount of $100,000 was repaid in cash in September 2023.

(2)	Equipment Loan

In January 2023, the Company entered into an equipment loan for $30,744. The note accrues interest at a rate of 6.0% per annum and requires 48 equal monthly payments. As of September 30, 2025 and June 30, 2025, the principal balance of the promissory note was $10,943 and $13,015, respectively.

In August 2023, the Company entered into an equipment loan for $35,580. The note accrues interest at a rate of 10.14% per annum and requires 48 equal monthly payments. As of September 30, 2025 and June 30, 2025, the principal balance of the promissory note was $17,519 and $19,660, respectively.

In November 2023, the Company entered into an equipment loan for $14,610. The note accrues interest at a rate of 10.72% per annum and requires 48 equal monthly payments. As of September 30, 2025 and June 30, 2025, the principal balance of the promissory note was $8,381 and $9,265, respectively.

In December 2023, the Company entered into an equipment loan for $11,920. The note accrues interest at a rate of 13.53% per annum and requires 36 equal monthly payments. As of September 30, 2025 and June 30, 2025, the principal balance of the promissory note was $5,158 and $6,160, respectively.

In February 2024, the Company entered into an equipment loan for $35,612. The note accrues interest at a rate of 8% per annum and requires 36 equal monthly payments. The first payment was on April 1, 2024. As of September 30, 2025 and June 30, 2025, the principal balance of the promissory note was $18,867 and $21,795, respectively.

In June 2024, the Company entered into an equipment loan for $48,966. The note accrues interest at a rate of 11.16% per annum and requires 48 equal monthly payments. The first payment was on June 1, 2024. As of September 30, 2025 and June 30, 2025, the principal balance of the promissory note was $34,982 and $37,752, respectively.

In July 2024, the Company entered into an equipment loan for $39,189. The note accrues interest at a rate of 11.15% per annum and requires 48 equal monthly payments. The first payment was on July 1, 2024. As of September 30, 2025 and June 30, 2025, the principal balance of the promissory note was $28,750 and $30,946, respectively.

In June 2025, the Company entered into an equipment loan for $528,176. The note accrues interest at a rate of 9.392% per annum and requires 48 equal monthly payments. The first payment was on June 26, 2025. As of September 30, 2025 and June 30, 2025, the principal balance of the promissory note was $0 and $515,029, respectively.

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended September 30, 2025 and 2024

(3)	CCMCC acquisition Seller Loan

As part of the acquisition described in Note 3, Antioch issued the seller of CCMCC a promissory note in the principal amount of $400,000. Under the terms of the note, interest shall accrue at 6% and shall be repaid in twelve equal monthly payments of principal and interest. As of September 30, 2025 and June 30, 2025, the principal balance of the promissory note of $102,255 and $202,992, respectively, is presented as a current liability on the accompanying consolidated balance sheet.

Future maturities over the remaining term of total debt for (1) to (3) are as follows:

2026 (1)	$696,483
2027	53,351
2028	27,022
776,856
Less: current portion (1)	(711,944)
Long-term portion of debt	$64,912

(1)	Includes $50,000 related party debt

Note 11 - Related Party Transactions

A shareholder of the Company was paid $22,500 and $22,500 as consulting fees in the three months ended September 30, 2025 and 2024, respectively.

A director of the Company was paid $61,100 and $19,500, respectively, as consulting fees in the three months ended September 30, 2025 and 2024, respectively.

A company controlled by a director of the Company was paid $25,950 and $25,950, respectively, as consulting fees during the three months ended September 30, 2025 and 2024, respectively.

Director’s fees of $17,500, $13,750, and $10,000, respectively, were paid to 3 individual directors in the three months ended September 30, 2025. During the three months ended September 30, 2024, each director received $4,500 $4,500.

In December 2019, the Company received $50,000 of proceeds from a promissory note, entered into with an executive of the Company, which bears interest at the rate of 12% per annum and matures on the earlier of the nine-month anniversary of the loan or the completion of an initial public offering. The Company completed an initial public offering in September 2024, and the parties agreed to carry the note as due on demand. The balance of this note was $50,000 and $50,000 as of September 30, 2025 and June 30, 2025, respectively.

Note 12 – Lease Commitments

Finance Leases

In July 2023, the Company entered into an equipment lease for $340,048. The related finance liability has an implied interest rate of 11.16% per annum and requires 5 equal annual payments due on September 1 of each year. As of September 30, 2025 and June 30, 2025, the balance of the finance liability was $139,346 and $215,409, respectively.

The present value of future minimum lease payments due at September 30, 2025, was as follows:

2026	$-
2027	81,459
2028	81,458
Total minimum payments	162,917
Less: amount representing interest	(23,572)
Present value of minimum payments	$139,345
Less: current portion	(65,806)
Long term portion	$73,539

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended September 30, 2025 and 2024

The Company has determined to amortize the lease over the useful life of the equipment or ten years and put the equipment into service in September 2024. The Company recorded amortization of $8,501 and $0 in the three months ended September 30, 2025 and 2024, respectively.

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

The Company uses its incremental borrowing rate based on the information available at the commencement to determine the present value of lease payments over the lease term. As of September 30, 2025, the weighted average incremental borrowing rate used by the Company was approximately 6.7%, and the weighted average remaining years left on outstanding leases was 7.33 years.

The present value of future minimum lease payments due at September 30, 2025 was as follows:

2026	$2,423,874
2027	2,591,045
2028	2,525,777
2029	2,414,604
2030	2,475,882
After 2030	7,336,011
Total future minimum operating lease payments	19,767,193
Less: imputed interest	(4,291,581)
Total	15,475,612
Current portion of operating lease	2,159,041
Long term portion of operating lease	$13,316,571

Total rent expense and related taxes and operating expenses under operating leases for the three months ended September 30, 2025 and 2024 were $1,335,350 and $999,115, respectively.

Supplemental balance sheet information related to leases was as follows:

	September 30, 2025	June 30, 2025

Operating lease right-of-use assets	$15,147,699	$15,781,177

Operating lease liability - current	$2,159,041	$2,306,061
Operating lease liability – non-current	13,316,571	13,748,161
Total operating lease liability	$15,475,612	$16,054,222

Other supplemental information:

	For the three months ended September 30,
	2025	2024
Cash paid for operating lease	$832,580	$782,273

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended September 30, 2025 and 2024

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

As of September 30, 2025 and June 30, 2025, the Company had 110,000,000 shares of authorized capital, par value $0.001, of which 100,000,000 shares are designated as common stock, and 10,000,000 shares are designated as preferred stock.

Equity Transactions

During the three months ended September 30, 2025, 44,357 stock options were exercised at $3.74 per share of common stock.

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

As of September 30, 2025 and June 30, 2025 the Company had 12,497,027 and 12,452,670 shares of common stock outstanding, respectively, and no shares of preferred stock issued and outstanding.

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

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended September 30, 2025 and 2024

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

A summary of the activity related to stock option units granted is as follows:

		Summary of Stock Options Outstanding
	Total Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (Years)
Outstanding as of June 30, 2025	2,389,217	4.21	8.20
Exercisable as of June 30, 2025	1,506,764	3.42	7.51
Granted	-	-	-
Exercised	(44,357)	3.74	-
Forfeited, canceled, or expired	-	-	-
Outstanding as of September 30, 2025	2,344,860	4.22	7.93
Exercisable as of September 30, 2025	1,559,677	3.53	7.33

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended September 30, 2025 and 2024

A summary of the activity related to vested and unvested stock option units granted is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)

Balance – June 30, 2025, unvested	882,453	$5.54	$3.40	9.36
Options issued	-	-	-	-
Options vested	(97,270)	5.24	3.13	10.00
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance – September 30, 2025, unvested	785,183	$5.58	$3.42	9.12

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

The Company recorded share-based compensation expense of $269,246 and $67,031 during the three months ended September 30, 2025 and 2024, respectively, which is included in educational services in the consolidated income statements. Unamortized compensation expense associated with unvested options was $562,959 and $832,205 as of September 30, 2025 and June 30, 2025, respectively. The weighted average period over which these costs are expected to be recognized is approximately 1.75 and 2.00 years.

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

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended September 30, 2025 and 2024

90/10 Disclosure

The Company derives a substantial portion of its revenues from student financial aid received by its students under the Title IV programs administered by ED pursuant to the Higher Education Act. To continue to participate in the student financial aid programs, the Company must comply with the regulations promulgated under the Higher Education Act. The regulations restrict the proportion of cash receipts for tuition and fees from eligible programs to not more than 90% from Title IV programs and other federal educational assistance funds (the “90/10 revenue test”). If an institution fails to satisfy the test for one year, its participation status becomes provisional for two consecutive fiscal years. If the test is not satisfied for two consecutive years, eligibility to participate in Title IV programs is lost for at least two fiscal years. Using ED’s cash-basis, regulatory formula under the 90/10 revenue test, as in effect for its 2024 fiscal year, HDMC, CCC and ICH derived 87.55%, 79.51% and 84.19% for its 90/10 revenue from the Title IV programs and other federal educational assistance funds, respectively, for the fiscal year ended June 30, 2024. The 90/10 calculations for fiscal year ended June 30, 2025, for each of our institutions are due to ED on December 31, 2025.

Litigation

The Company is unaware of any other pending or threatened litigation arising from services currently or formerly performed by the Company. The Company is unaware of any possible claiming that could have a material adverse effect on the Company’s business, results of operations or financial condition.

Note 17 – Subsequent Events

On October 16, 2025 a total of 58,708 stock options were granted to officers and directors for exercise at $9.51 per share, vesting monthly over 3 years.

Subsequent to September 30, 2025 a total of 3,337 stock options were exercised for total proceeds of $12,480.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Throughout this Quarterly Report on Form 10-Q references to “we,” “our,” “us,” the “Company,” or “Legacy,” refer to Legacy Education Inc.

Overview

We provide career-focused, post-secondary education services to students at all stages of adult life, from recent high school graduates to working parents, through our accredited academic institutions: High Desert Medical College, which we acquired in July 2010, Central Coast College, which we acquired in January 2019, Contra Costa Medical Career College, which we acquired in December 2024, Integrity College of Health, and Contra Costa Medical College, which we acquired in December 2024. On December 31, 2019, we entered into a Membership Interest Purchase Agreement with the sole member of Integrity. We purchased from the sole member of Integrity on that date 24.5% of her interest and obtained an exclusive option to acquire her remaining membership interest upon payment of $100, which was exercised on September 15, 2020. For purposes of our financial statements, the acquisition of Integrity is deemed to have been effective as of December 31, 2019.

High Desert Medical College

HDMC was established in the State of California in 2002 and began offering classes in 2003. It started with campuses in Lancaster, California, and added its first branch in 2008 in Bakersfield, California. Due to enrollment growth and high demand for its services, HDMC expanded to add a branch campus in Temecula, California campus in order to accommodate 250 to 400 additional students. HDMC offers UT, VN, VN Associate of Applied Science degree program, Associate Degree of Nursing, nursing assistant, MRI Associate of Applied Science, cardiac sonography, pharmacy technician, dental assisting, clinical medical assisting, medical administrative assisting programs, medical billing and coding, veterinary assistant, phlebotomy technician avocational, nursing assistant avocational, UT Associate of Applied Science degree programs, and an EMT program. HDMC also has obtained approval from the Accrediting Council for Continuing Education and Training (“ACCET”), Bureau for Private Postsecondary Education (“BPPE”) and ED to offer a surgical technology Associate of Applied Science program and sterile processing technician program. As of September 30, 2025, HDMC had 2,263 students enrolled in its programs.

Central Coast College

CCC was established in the State of California in 1983. In 1991, CCC moved to its current location in Salinas, California to accommodate growing enrolment numbers and the addition of new training programs.

CCC offers the following certificate or degree programs: business administrative specialist, computer specialist: accounting, medical administrative assistant, medical assisting, nursing assistant, UT, UT Associate of Applied Science, veterinary assistant, veterinary technology Associate of Applied Science, VN, surgical technology, dental assisting, sterile processing technician, and pharmacy technician. CCC also offers an avocational phlebotomy technician program. CCC also has obtained approval from ACCET and BPPE to offer an MRI Associate of Applied Science program and a cardiac sonography Associate of Applied Science program. As of September 30, 2025, CCC had 549 students enrolled in its programs.

Integrity College of Health

Integrity was established in the State of California in 2007. Integrity’s campus is located in Pasadena, California. Integrity offers VN, VN Associate of Applied Science, Registered Nurse to Bachelor of Science in Nursing (“RN to BSN”), medical assisting, medical billing and coding, veterinary assistant, and Diagnostic Medical Sonography programs. Integrity also plans to offer an emergency medical technician (EMT) program and is in the process of obtaining approvals for the program (for which Integrity is not planning for ED approval to make Title IV funds available for students who enroll in the program). Integrity also has obtained approval from ABHES to offer a sterile processing technician program and will offer this program pending additional approvals. For purposes of our financial statements, Legacy Education, L.L.C. is deemed to have acquired Integrity in December 2019. As of September 30, 2025, Integrity had 220 students enrolled in its programs.

Contra Costa Medical Career College

Contra Costa was established in the state of California in 2007. Contra Costa’s campus is located in Antioch, California. Contra Costa offers VN, surgical technology, sterile processing technician, pharmacy technician, medical assisting with phlebotomy, clinical medical assisting, dental assisting, diagnostic medical sonography, EKG/ECG technician, medical administrative assistant/billing and coding specialist, and phlebotomy (avocational) programs. As of September 30, 2025, Contra Costa had 463 students enrolled in its programs.

Recent Developments

Regulatory Updates

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

ED published a notice of proposed rulemaking on public service loan forgiveness on August 18, 2025, and published the final regulations on October 31, 2025 with an effective date of July 1, 2026. The regulations include provisions that, among other things, amend components of the public service loan forgiveness program. We are currently evaluating these recently published regulations to determine any potential material impact on our business and schools.

On July 24, 2025, ED announced it intended to establish two negotiated rulemaking committees: one that will consider changes to the federal student loan programs and one that will consider institutional and programmatic accountability, changes to the Pell Grant Program and other matters. The rulemaking is intended to implement recent changes to the Title IV, HEA programs included in the One Big Beautiful Bill Act (“OBBBA”). See Annual Report at Form 10-K “Education Regulations – Congressional Action.”

The first of the two negotiated rulemaking committees (the RISE Committee) convened for one session in October and one session in November. On November 6, 2025, the RISE Committee reached consensus on proposed regulations related to topics including, for example, new federal student loan borrowing limits for certain borrowers and educational programs (including reduced limits on PLUS loans taken out by parent borrowers for undergraduate students) and reductions in federal student loan limits for students who are enrolled as less than full-time students. The agreed upon language will be incorporated into a notice of proposed rulemaking, which is expected to be released in January 2026 and will undergo a period of public notice and comment before ED makes any amendments and publishes the final regulations. It is expected that the new regulations will go into effect on July 1, 2026 along with the relevant changes in the OBBBA which become effective on that date. We cannot predict the timing and content of the final regulations, but we are currently evaluating the potential impact of the proposed regulations on the Company and are continuing to monitor the ongoing rulemaking process.

The second of the two negotiated rulemaking committees (the AHEAD Committee) is scheduled to meet in December 2025 and January 2026 and to consider new regulations on issues such as institutional and programmatic accountability measures (including the financial value transparency and gainful employment regulations and the accountability measures in the OBBBA) and changes to the Pell Grant Program.

We expect the new regulations that are expected to emerge from the RISE and AHEAD Committees will impact our institutions and operations, but we cannot predict the ultimate scope, content, and impact of the future ED regulations and guidance including any regulations further implementing the new OBBBA requirements. We are currently assessing, and will continue to assess, the potential impact of the new and proposed requirements on us and our institutions and to monitor the ongoing negotiated rulemaking process. We also cannot predict with certainty the ultimate combined impact of the regulatory changes which have occurred in recent years, nor can we predict the effect of future legislative or regulatory action by federal, state or other agencies regulating our educational programs or other aspects of our operations, how any resulting regulations will be interpreted or whether we and our institutions will be able to comply with these requirements in the future. Any such actions by legislative or regulatory bodies that affect our programs and operations could have a material adverse effect on our student population and our institutions, including the need to cease offering a number of programs.

Congressional Action

The U.S. Congress must periodically reauthorize the HEA and other laws governing the Title IV Programs and annually determine the funding level for each Title IV Program, and may pass new laws or revise existing laws at any time. Political and budgetary concerns significantly affect the Title IV Programs. If we cannot comply with the provisions of the HEA, as they may be enforced or amended (including but not limited to the provisions of the OBBBA), or if the cost of such compliance is excessive, or if funding is materially reduced, our revenues or profit margin could be materially adversely affected. See Annual Report at Form 10-K “Education Regulations – Congressional Action.” On October 1, 2025, the federal government entered a shutdown due to the failure of the U.S. Congress to pass regular appropriations bills or a continuing resolution. As a result of the lapse in appropriations and the government shutdown, certain functions of ED, the VA, and other federal agencies have been adversely impacted. Approximately 90% of ED employees have been furloughed during the shutdown. However, ED has stated that it will continue to disburse federal student loans and Pell Grants and that the FAFSA will continue to be processed.

The federal government shutdown also has impacted other agencies from which our students receive funding. See Annual Report at Form 10-K “Education Regulations – Other Financial Assistance Programs.” The U.S. Department of Veterans Affairs (“VA”) has announced that the Veterans Benefits Administration will continue to process education benefit claims and pay out veterans’ education benefits during the shutdown.

On November 12, 2025, Congress passed a bill subsequently signed by the President ending the federal government shutdown. We cannot predict the duration of any future federal government shutdown, nor can we predict the extent to which such shutdowns could disrupt funding to us and our students from the Title IV programs and other federal financial assistance programs or disrupt services from ED or other federal agencies upon which our institutions and our students depend.

Financial Value Transparency and Gainful Employment Regulations

On May 19, 2023, ED published a notice of proposed rulemaking on financial value transparency and gainful employment, and on October 10, 2023, ED published final regulations which became effective on July 1, 2024. Multiple lawsuits were filed challenging these regulations, and these were consolidated into one case in the U.S. District Court for the Northern District of Texas. See Annual Report at Form 10-K “Education Regulations - Financial Value Transparency and Gainful Employment Regulations.” ED subsequently filed a motion for summary judgment, which was granted by the court on October 2, 2025, upholding the validity of the regulations. The regulations will apply to us unless they are challenged successfully in future litigation such as if the plaintiffs appeal the summary judgment ruling and the Fifth Circuit Court of Appeals decides in their favor. However, we cannot predict whether the plaintiffs will appeal, nor can we predict the outcome of such appeal.

Moreover, the regulations are subject to further amendment by ED. As noted above, ED established a negotiated rulemaking committee that is scheduled to meet in December 2025 and January 2026 to consider topics such as financial value transparency and gainful employment as well as separate accountability measures under OBBBA related to the potential loss of Direct Loan eligibility for certain degree programs with low earnings outcomes for two out of three years. See “Regulatory Updates – Negotiated Rulemaking;” see also Annual Report at Form 10-K “Education Regulations – Congressional Action.” We cannot predict whether ED will modify the gainful employment and financial value transparency rules as a result of the negotiated rulemaking, nor can we predict the timing, scope, and final content of any regulations ED may issue on these or other topics. The implementation of recent or amended financial value transparency and gainful employment regulations and new laws and regulations related to other accountability measures could require us to modify or eliminate certain programs to comply with the new laws and regulations and could result in the loss of eligibility for some or all Title IV Programs for programs that fail to comply with the regulations which could have a material adverse effect on our student population and our revenues.

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

General and administrative. This expense includes bad debt expense, legal and professional fees, insurance, accreditation fees, and travel of employees engaged in corporate management, finance, human resources, compliance and other corporate functions. This expense also includes marketing and advertising costs, which are expensed in the fiscal year incurred.

Depreciation and amortization. This expense reflects depreciation and amortization of property and equipment, amortization of assets under capital leases and amortization of intangible assets.

Interest expense

This expense reflects interest paid under notes issued to our investors, IRS interest, non-cash interest related to unit option grants, interest related to notes associated with CCMCC, and other debt related interest.

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

Impairment of long-lived assets

We evaluate the recoverability of our long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. We had no long-lived asset impairments as of September 30, 2025 or June 30, 2025, respectively.

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

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The following table sets forth our consolidated statements of income data as a percentage of revenue for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,		Percentage
	2025	2024	Change
Revenue	100%	100%
Costs and expenses:
Educational services	53.2%	51.4%	1.8%
General and administrative	31.5%	28.3%	3.2%
General and administrative – related party	0.8%	0.6%	0.2%
Depreciation and amortization	0.6%	0.6%	-%
Total costs and expenses	86.1%	80.9%	5.2%
Operating income	13.9%	19.1%	-5.2%
Interest expense	-0.2%	-0.2%	-%
Interest income	1.6%	1.8%	-0.2%
Income before income taxes	15.3%	20.7%	-5.4%
Income tax expense	-4.0%	-5.8%	-1.8%
Net income	11.3%	14.9%	-3.6%

Revenue. Our revenue was approximately $19.4 million for the three months ended September 30, 2025 compared to approximately $14.0 million for the three months ending September 30, 2024, an increase of approximately $5.4 million, or approximately 38.5%. The increase is primarily due to increased enrollment in the current three-month period.

Educational services. Our educational services expense was approximately $10.3 million for the three months ending September 30, 2025 compared to approximately $7.2 million for the three months ended September 30, 2024, an increase of approximately $3.1 million, or approximately 43.3%. The increase was primarily attributable to the increased instructional and staffing required to support the increase in enrollments as well as increased rent, externship fees and non-cash compensation charge.

General and administrative expense. Our general and administrative expense was approximately $6.1 million for the three months ending September 30, 2025 compared to approximately $4.0 million for the three months ended September 30, 2024, an increase of approximately $2.1 million, or approximately 54%. The increase was primarily attributable to increases in marketing costs, professional fees, bad debt and insurance costs. Of the total general and administrative expense $1.6 million and $1.2 million relate to marketing expenses for fiscal 2026 and 2025, respectively.

Depreciation and amortization. Our depreciation and amortization expense was approximately $0.12 for the three months ended September 30, 2025 compared to approximately $0.08 million for the three months ended September 30, 2024.

Interest expense. Our interest expense was approximately $0.0 million for the three months ended September 30, 2025 compared to approximately $0.0 million for the three months ended September 30, 2024.

Income tax expense. Our income tax expense was approximately $0.8 million for the three months ended September 30, 2025 compared to approximately $0.8 million for the three months ended September 30, 2024.

Net Income. Our net income was approximately $2.2 million for the three months ended September 30, 2025 compared to approximately $2.1 million for the three months ended September 30, 2024, an increase of approximately $0.1 million, or approximately 0.05%, due to the reasons mentioned above.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $20.6 million and $21.5 million as of September 30, 2025 and 2024, respectively.

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

Capital expenditures were approximately $0.2 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively.

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

Cash Flow Activities for the Three Months Ended September 30, 2025 and 2024

Operating activities

Net cash provided by operating activities was approximately $1.1 million and $3.2 million for the three months ended September 30, 2025, and 2024, respectively. The decrease of approximately $2.1 million is primarily attributable to increase to accounts receivable, prepaid expenses and other receivables, offset by an increase in income taxes payable and a reduction to deferred unearned tuition.

Investing activities

Net cash used in investing activities remained constant and was approximately $0.2 million for the three months ended September 30, 2025, and approximately $0.2 million for the three months ended September 30, 2024 with cash used for purchases of property and equipment in each of the respective reporting periods.

Financing activities

Net cash used by financing activities was approximately $0.5 million for the three months ended September 30, 2025, as compared to net cash provided by financing activities of approximately $8.2 million for the three months ended September 30, 2024. Cash used in the three months ended June 30, 2025 was predominantly related to the reduction of debt and lease payments, offset by proceeds from the exercise of stock options. Cash provided by financing activities in the three months ended September 30, 2024 was predominantly related to proceeds from the Company’s IPO, net of offering costs, offset by the reduction of debt and lease payments.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended September 30, 2025, and 2024. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and recognizes that any control and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There have been no significant changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2025 as filed with the SEC on September 25, 2025 (“Annual Report”). Other than the information set forth in this Form 10-Q, including the section titled “Regulatory Updates,” there have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

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

We received net proceeds of approximately $7.9 million from the sale of the 2,500,000 shares of common stock after deducting discounts and commissions and offering expenses We also received net proceeds of approximately $1.4 million, which includes 375,000 shares of common stock issued pursuant to the exercise by the underwriters of their over-allotment option, after deducting underwriting discounts and commissions and offering expenses.

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

(c) Issuer Purchases of Equity Securities.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During our quarter ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K of the Exchange Act.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION INC.

Date: November 13, 2025	By:	/s/ LeeAnn Rohmann
LeeAnn Rohmann
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Brandon Pope
Brandon Pope
Chief Financial Officer
(Principal Financial and Accounting Officer)

