Form 10-Q
period 2025-12-31
Legacy Education Inc.
filed 2026-02-12
CIK 1836754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of February 10, 2026 was 12,613,086.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains certain forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “believes,” “will,” “expects,” “anticipates,” “estimates,” “predicts,” “potential,” “continues” “intends,” “plans” and “would” or the negative of these terms or other comparable terminology. For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, and plans are all forward-looking statements. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	compliance with the extensive existing regulatory framework applicable to our industry or our failure to timely obtain and maintain regulatory approvals and accreditation;

●	compliance with continuous changes in applicable federal laws and regulations including recently enacted federal legislation, executive orders and new and pending rulemaking by the U.S. Department of Education (“ED”);

●	the effect of current and future Title IV Program laws and regulations arising out of recent legislation, executive orders and negotiated rulemakings, including any recent and potential future reductions in funding or restrictions on the use of funds received through Title IV Programs;

●	successful updating and expansion of the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;

●	uncertainties regarding our ability to comply with federal laws and regulations regarding the 90/10 revenue test, gainful employment and earnings metrics, and limits on cohort default rates;

●	successful implementation of our strategic plan;

●	our inability to maintain eligibility for or to process federal student financial assistance;

●	regulatory investigations of, or actions commenced against, us or other companies in our industry;

●	changes in the state regulatory environment or budgetary constraints;

●	enrollment declines or challenges in our students’ ability to find employment as a result of economic conditions;

●	maintenance and expansion of existing industry relationships and develop new industry relationships;

●	a loss of members of our senior management or other key employees;

●	uncertainties associated with opening of new campuses and closing existing campuses;

●	uncertainties associated with integration of acquired schools;

●	industry competition;

●	the effect of any cybersecurity incident;

●	general economic conditions; and

●	other factors discussed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

(dba Central Coast College)

(dba Integrity College of Health)

(dba Contra Costa Medical Career College)

Condensed Consolidated Financial Statements

for the three and six months

ended December 31, 2025 and 2024

Legacy Education Inc.

Consolidated Balance Sheets

	December 31, 2025	June 30, 2025
	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$21,057,325	$20,316,357
Accounts receivable, net of $2,349,410 and $1,641,052 allowance for doubtful accounts as of December 31, 2025 and June 30, 2025, respectively	17,998,673	15,050,841
Prepaid expenses	2,132,539	1,383,405
Other receivables	628,354	302,424
Total current assets	41,816,891	37,053,027

Property and equipment, net	2,999,421	2,484,304
Operating lease right-of-use asset	14,526,471	15,781,177
Financing lease right-of-use asset	294,708	311,711
Intangible assets	3,848,222	3,858,027
Goodwill	6,847,111	6,852,076
Accounts receivable, long-term	1,881,074	1,966,137
Deferred income tax assets	395,546	395,546
Security deposits	506,089	503,133
Total assets	$73,115,533	$69,205,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,876,128	$4,929,530
Accrued income tax payable	2,215,721	596,250
Deferred, unearned tuition	5,281,527	4,956,396
Other current liabilities	4,749	3,197
Current portion of debt	560,795	875,350
Debt owed, related party	50,000	50,000
Current portion of financing lease	67,675	63,989
Current portion of operating lease liability	1,992,934	2,306,061
Total current liabilities	14,049,529	13,780,773

Debt, net of current portion	49,455	481,264
Financing lease, net of current portion	75,628	151,420
Other liabilities	-	-
Operating lease liability, net of current portion	12,867,013	13,748,161
Total liabilities	27,041,625	28,161,618

Commitments and contingencies

Stockholders’ equity
Preferred stock: $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value, 100,000,000 shares authorized, 12,604,386 and 12,452,670 shares issued and outstanding as of December 31, 2025, and June 30, 2025, respectively	12,604	12,453
Additional paid in capital	28,073,941	27,273,365
Retained earnings	17,987,363	13,757,702
Total stockholders’ equity	46,073,908	41,043,520
Total liabilities and stockholders’ equity	$73,115,533	$69,205,138

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legacy Education Inc.

Consolidated Income Statements

 (Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
Revenue
Tuition and related income, net	$19,184,643	$13,635,134	$38,585,666	$27,640,225

Operating expenses
Educational services	10,292,079	7,479,226	20,613,676	14,683,800
General and administrative	6,105,666	4,349,129	12,213,264	8,315,176
General and administrative – related party	57,250	43,147	206,600	124,200
Depreciation and amortization	173,514	105,839	297,342	186,980
Total costs and expenses	16,628,509	11,977,341	33,330,882	23,310,156

Operating income	2,556,134	1,657,793	5,254,784	4,330,039

Loss on disposal of fixed assets	(3,890)	-	(3,890)	-
Interest expenses	(8,183)	(28,318)	(52,143)	(57,668)
Interest income	330,387	295,522	649,231	556,418
Total other income/(expenses)	318,314	267,204	593,198	498,750

Income before income tax expenses	2,874,448	1,924,997	5,847,982	4,828,819
Income tax expenses	(831,747)	(525,951)	(1,618,321)	(1,339,020)
Net income	$2,042,701	$1,399,046	$4,229,661	$3,489,799

Net income per share
Basic net income per share	$0.16	$0.11	$0.34	$0.32
Diluted net income per share	$0.15	$0.10	$0.30	$0.29

Weighted average number of common stock outstanding
Basic weighted average shares outstanding	12,574,114	12,254,453	12,536,527	10,787,640
Diluted weighted average shares outstanding	13,858,320	13,417,823	13,923,682	11,951,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legacy Education Inc.

Consolidated Statements of Changes in Stockholders’ Equity

for the three months and six months ended December 31, 2025 and 2024

 (Unaudited)

	Preferred Stock		Common Stock		Additional paid in	Retained
	Shares	Amount	Shares	Amount	capital	Earnings	Total
Balance, June 30, 2025	-	$-	12,452,670	$12,453	$27,273,365	$13,757,702	$41,043,520

Stock-based compensation	-	-	-	-	269,246	-	269,246
Exercise of options	-	-	44,357	44	165,851	-	165,895
Net income	-	-	-	-	-	2,186,960	2,186,960
Balance, September 30, 2025	-	-	12,497,027	12,497	27,708,462	15,944,662	43,665,621

Stock-based compensation	-	-	-	-	295,958	-	295,958
Exercise of options	-	-	18,617	19	69,609	-	69,628
Cashless exercise of warrants			88,742	88	(88)		-
Net income						2,042,701	2,042,701
Balance, December 31, 2025	-	$-	12,604,386	$12,604	$28,073,941	$17,987,363	$46,073,908

	Preferred Stock		Common Stock		Additional paid in	Retained
	Shares	Amount	Shares	Amount	capital	Earnings	Total
Balance, June 30, 2024	-	$-	9,291,149	$9,291	$16,186,251	$6,223,470	$22,419,012

Exercise of option	-	-	76,000	76	39,444	-	39,520
Issuance of common stock, net of offering costs	-	-	2,500,000	2,500	7,937,072	-	7,939,572
Stock-based compensation	-	-	-	-	67,031	-	67,031
Net income	-	-	-	-	-	2,090,753	2,090,753
Balance, September 30, 2024	-	-	11,867,149	11,867	24,229,798	8,314,223	32,555,888

True up, reverse split	-	-	2,013	2	(2)	-	-
Issuance of common stock under acquisition agreement	-	-	118,906	119	999,881	-	1,000,000
Exercise of option	-	-	10,044	10	37,553	-	37,563
Issuance of common stock, net of offering costs	-	-	375,000	375	1,312,401	-	1,312,776
Stock-based compensation	-	-	-	-	109,157	-	109,157
Net income	-	-	-	-	-	1,399,046	1,399,046
Balance, December 31, 2024	-	$-	12,373,112	$12,373	$26,688,788	$9,713,269	$36,414,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legacy Education Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended December 31,
	2025	2024
Cash flows provided by (used in) operating activities:
Net income	$4,229,661	$3,489,799
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of fixed assets	3,890	-
Non cash compensation	565,204	176,188
Depreciation & amortization	297,342	186,980
Provision for allowance for doubtful accounts for accounts receivable and contracts receivable	1,129,780	1,621,575
Changes in assets and liabilities:
Accounts receivable	(3,987,584)	(1,788,302)
Prepaid expenses	(749,134)	(246,050)
Other receivable	(325,930)	-
Other assets	57,474	(96,367)
Accounts payable and accrued liabilities	(1,053,399)	699,149
Income tax payable	1,619,471	(1,287,386)
Deferred unearned tuition	325,131	1,088,717
Net cash provided by operating activities	2,111,906	3,844,303

Cash flows used in investing activities:
Cash paid under APA	-	(6,133,087)
Purchases of property and equipment	(789,543)	(428,091)
Net cash used in investing activities	(789,543)	(6,561,178)

Cash flows provided by (used in) financing activities:
Proceeds from IPO, net of offering cost	-	9,252,349
Proceeds from exercise of options	235,523	77,083
Principal payment on finance lease	(72,106)	(68,807)
Principal payments on debt	(744,812)	(50,173)
Net cash provided by (used in) financing activities	(581,395)	9,210,452

Net increase cash and cash equivalents and restricted cash	740,968	6,493,577
Cash and cash equivalents and restricted cash, beginning of year	20,316,357	10,376,149
Cash and cash equivalents and restricted cash, end of period	$21,057,325	$16,869,726

Supplemental disclosure of cash flow information
Cash paid during the periods for interest	$56,326	$68,496
Cash paid during the periods for income taxes	$-	$2,626,407

Supplemental disclosure of noncash activities
Non-cash purchase of equipment	$-	$39,275
Prepaid expense reclassifies to offering cost	$-	$276,866
Common stock issued as part of APA	$-	$1,000,000
Promissory note under APA	$-	$400,000
Net identifiable assets acquired under APA	$-	$237,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the six months ended December 31, 2025 and 2024

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

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the six months ended December 31, 2025 and 2024

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2025 and June 30, 2025 approximately $10.55 million and $10.38 million, respectively, of cash equivalents was held in instruments considered level 1 securities as defined in the “Fair Value of Financial Instruments” note below.

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

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the six months ended December 31, 2025 and 2024

 (Unaudited)

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

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. The Company had no long-lived asset impairments as of December 31, 2025 and June 30, 2025.

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

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the six months ended December 31, 2025 and 2024

 (Unaudited)

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

Disaggregation of Revenue

The tuition and related revenue consist of the following during the three and six months ended December 31, 2025 and 2024:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
Tuition and lab fees (recognized over time)	$16,909,731	$12,477,378	$33,831,534	$24,598,235
Books, registration and other fees (recognized at a point in time)	2,274,912	1,157,756	4,754,132	3,041,990
Total revenue	$19,184,643	$13,635,134	$38,585,666	$27,640,225

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the six months ended December 31, 2025 and 2024

 (Unaudited)

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

Advertising

The Company expenses advertising cost as incurred. Advertising costs amounted to $1,591,228 and $1,157,699 for the three months ended December 31, 2025, and 2024, respectively. Advertising costs amounted to $3,245,892 and $2,330,376 during the six months ended December 31, 2025, and 2024, respectively. Advertising costs are included in general and administrative expenses on the consolidated income statements.

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the six months ended December 31, 2025 and 2024

 (Unaudited)

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

Concentration of Credit Risk

A substantial portion of revenues and ending accounts receivable at December 31, 2025 and June 30, 2025 are a direct result of the Company’s participation in Financial Student Aid (“FSA”) programs, which represents a primary source of student tuition. The FSA programs are subject to political budgetary considerations. There is no assurance that funding will be maintained at current levels. The FSA programs are subject to significant regulatory requirements. Any regulatory violation could have a material effect on the Company.

The Company maintains its cash and cash equivalents in various financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company performs ongoing evaluations of these institutions to limit concentration risk exposure. The Company maintains cash balances in excess of these limits from time to time.

As of December 31, 2025 and June 30, 2025, $10.55 million and $10.38 million, respectively, was maintained in a redeemable money market account bearing interest at approximately 3.84% per annum.

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the six months ended December 31, 2025 and 2024

 (Unaudited)

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

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the six months ended December 31, 2025 and 2024

 (Unaudited)

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

The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share for the three and six months ended December 31, 2025 and 2024:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
Numerator
Net income	$2,042,701	1,399,046	$4,229,661	$3,489,799

Denominator
Weighted-average shares outstanding, basic	12,574,114	12,254,453	12,536,527	10,787,640
Common stock warrants	-	-	-
Dilutive impact of share-based instruments	1,284,206	1,163,370	1,387,155	1,163,370
Weighted-average shares outstanding, diluted	13,858,320	13,417,823	13,923,682	11,951,010

Net income per share
Basic	$0.16	$0.11	$0.34	$0.32
Diluted	$0.15	$0.10	$0.30	$0.29

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

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the six months ended December 31, 2025 and 2024

(Unaudited)

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

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Current and other assets	$2,162,748
Property and equipment	483,036
Total assets acquired	2,645,784
Liabilities assumed (excluding debt - see Note 9)	(2,846,489)
Net assets acquired	$(200,705)

Purchase price	$7,533,080

Trade name	$940,000
Accreditation	1,730,000
Course Curriculum	146,000
Goodwill	4,917,785
Total excess purchase price	$7,733,785

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

Note 4 - Intangible Assets

The Company’s intangible assets consisted of the following as of December 31, 2025 and June 30, 2025:

	December 31, 2025	June 30, 2025
Goodwill	$6,847,111	$6,852,076
Trade name	1,736,100	1,736,100
Accreditation	1,818,200	1,818,200
Course curriculum	344,000	344,000
Total cost of intangibles	$10,745,411	$10,750,376
Less accumulated amortization	(50,078)	(40,273)
Intangibles net	$10,695,333	$10,710,103

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the six months ended December 31, 2025 and 2024

(Unaudited)

As of June 30, 2025 and June 30, 2024, no impairment of the Company’s goodwill, nor other intangibles with an indefinite life was required related to its previous acquisitions of CCC, Integrity and CCMCC. The Company recognized $4,902 and $1,253, respectively, in amortization expense for three months ended December 31, 2025 and 2024. The Company recognized $9,805 and $2,506, respectively, in amortization expense for six months ended December 31, 2025 and 2024. Although the ACCET accreditation has an indefinite life, the accreditation requires renewal every five years. CCC’s ACCET accreditation was most recently renewed in April 2025 and its next renewal is in April 2030. CCMCC’s accreditation was most recently renewed in April 2022 and its next renewal is in April 2026. HDMC’s ACCET accreditation was most recently renewed in April 2024 and its next renewal is in April 2029. Although ABHES accreditation has an indefinite life, the accreditation requires renewal every five years. Integrity’s next ABHES accreditation renewal is in February 2026. 100% of goodwill is expected to be deductible for federal income tax purposes and will be amortized over 15 years on a straight-line basis.

Note 5 - Property and Equipment

Property and equipment consist of the following:

	December 31, 2025	June 30, 2025
Leasehold improvements	$1,593,733	$1,299,825
Machinery and equipment	1,348,383	1,389,417
Computer equipment	1,889,072	1,427,842
Software	51,675	-
Furniture, fixtures and other equipment	360,586	342,886
Total	5,243,449	4,459,970
Less accumulated depreciation and amortization	(2,244,028)	(1,975,666)
Property and equipment, net	$2,999,421	$2,484,304

Depreciation and amortization expense associated with property and equipment totaled $160,111 and $270,535 for the three and six months ended December 31, 2025, respectively.

Depreciation and amortization expense associated with property and equipment totaled $88,313 and $168,196 for the three and six months ended December 31, 2024, respectively.

Note 6 – Accounts Receivable, Long-Term

TuitionFlex

The TuitionFlex Program is designed to create a flexible tuition credit program for students and families to help bridge the financial gap, all in accordance with applicable federal Truth-In-Lending regulations. Through this program, we offer payment plans to all students, regardless of financial need, for up to 5 years. The long-term portion of student receivables utilizing the TuitionFlex program was $1,881,074 and $1,966,137 as of December 31, 2025 and June 30, 2025, respectively.

Note 7 – Prepaid Expenses

The prepaid expenses consist of the following as of December 31, 2025 and June 30, 2025:

	December 31, 2025	June 30, 2025
Books	$181,421	$190,928
Supplies and other prepaid expenses	1,951,118	1,192,477
Total prepaid expenses	$2,132,539	$1,383,405

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the six months ended December 31, 2025 and 2024

(Unaudited)

Note 8 – Other Receivables

The other receivables consist of the following as of December 31, 2025 and June 30, 2025:

	December 31, 2025	June 30, 2025
Other advance	94,454	94,454
Receivable from CCMCC Seller	496,180	170,250
Employee retention credit	37,720	37,720
Total other receivables	$628,354	$302,424

The Company paid $106,846 of federal income taxes on behalf of a foreign investor in Legacy in the year ended June 30, 2020, and the amount due back to the Company as of each of December 31, 2025 and June 30, 2025 was $94,454.

During the fiscal year ended June 30, 2021, the Company applied for certain Employee Retention Credits (“ERTC”) under the CARES Act in the approximate amount of $2.9 million. The remaining balance of the ERTC receivable as of December 31, 2025 and June 30, 2025 was $37,720.

Note 9 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses as of December 31, 2025 and June 30, 2025 consist of the following:

	December 31, 2025	June 30, 2025
Accounts payable	$1,297,446	$1,391,620
Accrued payroll and payroll taxes	1,253,657	1,081,600
Accrued vacation	606,346	611,136
Accrued bonuses	664,271	1,710,204
Accrued other expenses	54,408	134,970
Total	$3,876,128	$4,929,530

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

	December 31, 2025	June 30, 2025
Promissory note issued on November 12, 2019	$500,000	$500,000
Promissory note issued on December 30, 2019, related party	50,000	50,000
Total other debt	$550,000	$550,000

A further note issued on February 6, 2020 in the amount of $100,000 was repaid in cash in September 2023.

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the six months ended December 31, 2025 and 2024

(Unaudited)

(2)	Equipment Loan

In January 2023, the Company entered into an equipment loan for $30,744. The note accrues interest at a rate of 6.0% per annum and requires 48 equal monthly payments. As of December 31, 2025 and June 30, 2025, the principal balance of the promissory note was $8,834 and $13,015, respectively.

In August 2023, the Company entered into an equipment loan for $35,580. The note accrues interest at a rate of 10.14% per annum and requires 48 equal monthly payments. As of December 31, 2025 and June 30, 2025, the principal balance of the promissory note was $15,320 and $19,660, respectively.

In November 2023, the Company entered into an equipment loan for $14,610. The note accrues interest at a rate of 10.72% per annum and requires 48 equal monthly payments. As of December 31, 2025 and June 30, 2025, the principal balance of the promissory note was $7,473 and $9,265, respectively.

In December 2023, the Company entered into an equipment loan for $11,920. The note accrues interest at a rate of 13.53% per annum and requires 36 equal monthly payments. As of December 31, 2025 and June 30, 2025, the principal balance of the promissory note was $4,119 and $6,160, respectively.

In February 2024, the Company entered into an equipment loan for $35,612. The note accrues interest at a rate of 8% per annum and requires 36 equal monthly payments. The first payment was on April 1, 2024. As of December 31, 2025 and June 30, 2025, the principal balance of the promissory note was $15,880 and $21,795, respectively.

In June 2024, the Company entered into an equipment loan for $48,966. The note accrues interest at a rate of 11.16% per annum and requires 48 equal monthly payments. The first payment was on June 1, 2024. As of December 31, 2025 and June 30, 2025, the principal balance of the promissory note was $32,133 and $37,752, respectively.

In July 2024, the Company entered into an equipment loan for $39,189. The note accrues interest at a rate of 11.15% per annum and requires 48 equal monthly payments. The first payment was on July 1, 2024. As of December 31, 2025 and June 30, 2025, the principal balance of the promissory note was $26,849 and $30,946, respectively.

In June 2025, the Company entered into an equipment loan for $528,176. The note accrues interest at a rate of 9.392% per annum and requires 48 equal monthly payments. The first payment was on June 26, 2025. As of December 31, 2025 and June 30, 2025, the principal balance of the promissory note was $0 and $515,029, respectively.

(3)	CCMCC acquisition Seller Loan

As part of the acquisition described in Note 3, Antioch issued the seller of CCMCC a promissory note in the principal amount of $400,000. Under the terms of the note, interest shall accrue at 6% and shall be repaid in twelve equal monthly payments of principal and interest. As of December 31, 2025 and June 30, 2025, the principal balance of the promissory note of $0 and $202,992, respectively, is presented as a current liability on the accompanying consolidated balance sheet.

Future maturities over the remaining term of total debt for (1) to (3) are as follows:

2026 (1)	$579,877
2027	53,351
2028	27,022
660,250
Less: current portion (1)	(610,795)
Long-term portion of debt	$49,455

(1)	Includes $50,000 related party debt

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the six months ended December 31, 2025 and 2024

(Unaudited)

Note 11 - Related Party Transactions

A shareholder of the Company was paid $22,500 and $45,000 as consulting fees in each of the three and six months ended December 31, 2025 and 2024, respectively.

A director of the Company was paid $34,750 and $161,600, as consulting fees in the three and six months ended December 31, 2025, respectively, and $59,700 and $79,200, as consulting fees in the three and six months ended December 31, 2024, respectively.

A company controlled by a director of the Company was paid $25,590 and $51,900, respectively, as consulting fees in the three and six months ended December 31, 2025, and was paid $60,495 and $86,445, respectively, as consulting fees in the three and six months ended December 31, 2024.

In December 2019, the Company received $50,000 of proceeds from a promissory note, entered into with an executive of the Company, which bears interest at the rate of 12% per annum and matures on the earlier of the nine-month anniversary of the loan or the completion of an initial public offering. The Company completed an initial public offering in September 2024, and the parties agreed to carry the note as due on demand. The balance of this note was $50,000 and $50,000 as of December 31, 2025 and June 30, 2025, respectively.

Note 12 – Lease Commitments

Finance Leases

In July 2023, the Company entered into an equipment lease for $340,048. The related finance liability has an implied interest rate of 11.16% per annum and requires 5 equal annual payments due on September 1 of each year. As of December 31, 2025 and June 30, 2025, the balance of the finance liability was $143,303 and $215,409, respectively.

The present value of future minimum lease payments due at December 31, 2025, was as follows:

2026	$-
2027	81,459
2028	81,458
Total minimum payments	162,917
Less: amount representing interest	(19,614)
Present value of minimum payments	$143,303
Less: current portion	(67,675)
Long term portion	$75,628

The Company has determined to amortize the lease over the useful life of the equipment or ten years and put the equipment into service in September 2024. The Company recorded amortization of $8,501 and $17,002 in the three and six months ended December 31, 2025, respectively. The Company recorded amortization of $11,335 in the three and six months ended December 31, 2024.

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

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the six months ended December 31, 2025 and 2024

(Unaudited)

The Company uses its incremental borrowing rate based on the information available at the commencement to determine the present value of lease payments over the lease term. As of December 31, 2025, the weighted average incremental borrowing rate used by the Company was approximately 6.7%, and the weighted average remaining years left on outstanding leases was 7.08 years.

The present value of future minimum lease payments due at December 31, 2025 was as follows:

2026	$1,562,629
2027	2,591,045
2028	2,525,777
2029	2,414,604
2030	2,475,882
After 2030	7,336,011
Total future minimum operating lease payments	18,905,948
Less: imputed interest	(4,046,001)
Total	14,859,947
Current portion of operating lease	1,992,934
Long term portion of operating lease	$12,867,013

Total rent expense and related taxes and operating expenses under operating leases for the three and six months ended December 31, 2025 were $1,333,036 and $2,668,386, respectively.

Total rent expense and related taxes and operating expenses under operating leases for the three and six months ended December 31, 2024 were $994,159 and $1,993,274, respectively.

Supplemental balance sheet information related to leases was as follows:

	December 31, 2025	June 30, 2025

Operating lease right-of-use assets	$14,526,471	$15,781,177

Operating lease liability - current	$1,992,934	$2,306,061
Operating lease liability – non-current	12,867,013	13,748,161
Total operating lease liability	$14,859,947	$16,054,222

Other supplemental information:

	For the six months ended December 31,
	2025	2024
Cash paid for operating lease	$832,580	$1,253,157

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

As of December 31, 2025 and June 30, 2025, the Company had 110,000,000 shares of authorized capital, par value $0.001, of which 100,000,000 shares are designated as common stock, and 10,000,000 shares are designated as preferred stock.

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the six months ended December 31, 2025 and 2024

(Unaudited)

Equity Transactions

During the six months ended December 31, 2025, 62,974 stock options were exercised at $3.74 per share of common stock.

During the six months ended December 31, 2025, the Company issued 88,742 shares of common stock upon receipt of notice of the cashless exercise of a total of 143,750 warrants.

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

As of December 31, 2025 and June 30, 2025 the Company had 12,604,386 and 12,452,670 shares of common stock outstanding, respectively, and no shares of preferred stock issued and outstanding.

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

During the six months ended December 31, 2025, the Company issued 88,742 shares of common stock in respective to 143,750 stock warrants being exercised cashless.

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the six months ended December 31, 2025 and 2024

(Unaudited)

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

On October 16, 2025, the Company granted stock options to purchase an aggregate of 58,708 shares of its common stock at an exercise price of $9.51 per share to employees and directors pursuant to its 2021 Equity Incentive Plan. These options vest ratably over a period of three years and expire ten years from the date of grant and the fair value of these options were calculated using the Black-Scholes-Merton model.

A summary of the activity related to stock option units granted is as follows:

		Summary of Stock Options Outstanding
	Total Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (Years)
Outstanding as of June 30, 2025	2,389,217	4.21	8.20
Exercisable as of June 30, 2025	1,506,764	3.42	7.51
Granted	58,708	9.51	10
Exercised	(62,974)	3.74	-
Forfeited, canceled, or expired	(36,209)	3.74	-
Outstanding as of December 31, 2025	2,348,681	4.36	7.72
Exercisable as of December 31, 2025	1,608,340	3.64	7.15

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the six months ended December 31, 2025 and 2024

(Unaudited)

A summary of the activity related to vested and unvested stock option units granted is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)

Balance – June 30, 2025, unvested	882,453	$5.54	$3.40	9.36
Options issued	58,708	9.51	5.46	10
Options vested	(171,567)	5.24	3.13	10.00
Forfeited, canceled, or expired	(26,533)	3.74	1.84	-
Balance – December 31, 2025, unvested	743,061	$5.92	$3.195	8.95

The Company valued options issued in September 2024 using the Black Scholes model utilizing volatility 45%, and a risk-free rate of 3.75%. The fair value of the options was $1.94 per option.

The Company valued options issued in October 2025 using the Black Scholes model utilizing volatility 58%, and a risk-free rate of 3.65%. The fair value of the options was $5.46 per option.

The Company recorded share-based compensation expense of $295,958 and $565,204 during the three and six months ended December 31, 2025 respectively, which is included in educational services in the consolidated income statements. The Company recorded share-based compensation expense of $109,157 and $176,188 during the three and six months ended December 31, 2024 respectively, which is included in educational services in the consolidated income statements. Unamortized compensation expense associated with unvested options was $587,549 and $832,205 as of December 31, 2025 and June 30, 2025, respectively. The weighted average period over which these costs are expected to be recognized is approximately 1.50 and 2.00 years.

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

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the six months ended December 31, 2025 and 2024

(Unaudited)

Composite Score

As described above, ED requires institutions to meet standards of financial responsibility. ED deems an institution financially responsible when the composite score is at least 1.5. The Company’s composite score was 3.0 for the fiscal year ended June 30, 2025.

90/10 Disclosure

The Company derives a substantial portion of its revenues from student financial aid received by its students under the Title IV programs administered by ED pursuant to the Higher Education Act. To continue to participate in the student financial aid programs, the Company must comply with the regulations promulgated under the Higher Education Act. The regulations restrict the proportion of cash receipts for tuition and fees from eligible programs to not more than 90% from Title IV programs and other federal educational assistance funds (the “90/10 revenue test”). If an institution fails to satisfy the test for one year, its participation status becomes provisional for two consecutive fiscal years. If the test is not satisfied for two consecutive years, eligibility to participate in Title IV programs is lost for at least two fiscal years. Using ED’s cash-basis, regulatory formula under the 90/10 revenue test, as in effect for its 2025 fiscal year, HDMC, CCC, ICH and CCMCC derived 86.82%, 80.35%, 84.71% and 59.80% for its 90/10 revenue from the Title IV programs and other federal educational assistance funds, respectively, for the fiscal year ended June 30, 2025.

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

High Desert Medical College

HDMC was established in the State of California in 2002 and began offering classes in 2003. It started with campuses in Lancaster, California, and added its first branch in 2008 in Bakersfield, California. Due to enrollment growth and high demand for its services, HDMC expanded to add a branch campus in Temecula, California campus in order to accommodate 250 to 400 additional students. HDMC offers UT, VN, VN Associate of Applied Science degree program, Associate Degree of Nursing, nursing assistant, MRI Associate of Applied Science, cardiac sonography, pharmacy technician, dental assisting, clinical medical assisting, medical administrative assisting programs, medical billing and coding, veterinary assistant, phlebotomy technician avocational, nursing assistant avocational, UT Associate of Applied Science degree programs, and an EMT program. HDMC also has obtained approval from the Accrediting Council for Continuing Education and Training (“ACCET”), Bureau for Private Postsecondary Education (“BPPE”) and ED to offer a surgical technology Associate of Applied Science program and sterile processing technician program. As of December 31, 2025, HDMC had 2,033 students enrolled in its programs.

Central Coast College

CCC was established in the State of California in 1983. In 1991, CCC moved to its current location in Salinas, California to accommodate growing enrollment numbers and the addition of new training programs.

CCC offers the following certificate or degree programs: business administrative specialist, computer specialist: accounting, medical administrative assistant, medical assisting, nursing assistant, UT, UT Associate of Applied Science, veterinary assistant, veterinary technology Associate of Applied Science, VN, surgical technology, dental assisting, sterile processing technician, and pharmacy technician. CCC also offers an avocational phlebotomy technician program. CCC also has obtained approval from ACCET and BPPE to offer an MRI Associate of Applied Science program and has obtained ACCET, BPPE, and ED approvals to offer a cardiac sonography Associate of Applied Science program. As of December 31, 2025, CCC had 556 students enrolled in its programs.

Integrity College of Health

Integrity was established in the State of California in 2007. Integrity’s campus is located in Pasadena, California. Integrity offers VN, VN Associate of Applied Science, Registered Nurse to Bachelor of Science in Nursing (“RN to BSN”), medical assisting, medical billing and coding, veterinary assistant, and Diagnostic Medical Sonography programs. Integrity also plans to offer an emergency medical technician (EMT) program and is in the process of obtaining approvals for the program (for which Integrity is not planning for ED approval to make Title IV funds available for students who enroll in the program). Integrity also has obtained approval from ABHES to offer a sterile processing technician program and will offer this program pending additional approvals. For purposes of our financial statements, Legacy Education, L.L.C. is deemed to have acquired Integrity in December 2019. As of December 31, 2025, Integrity had 214 students enrolled in its programs.

Contra Costa Medical Career College

Contra Costa was established in the state of California in 2007. Contra Costa’s campus is located in Antioch, California. Contra Costa offers VN, surgical technology, sterile processing technician, pharmacy technician, medical assisting with phlebotomy, clinical medical assisting dental assisting, diagnostic medical sonography, EKG/ECG technician, medical administrative assistant/billing and coding specialist, phlebotomy (avocational) programs. As of December 31, 2025, Contra Costa had 431 students enrolled in its programs.

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

On July 24, 2025, ED announced it intended to establish two negotiated rulemaking committees: one that would consider changes to the federal student loan programs and one that would consider programmatic accountability metrics, changes to the Pell Grant Program and other matters. The rulemaking is intended to implement recent changes to the Title IV HEA programs included in the One Big Beautiful Bill Act (“OBBBA”). See Annual Report at Form 10-K “Education Regulations – Congressional Action.”

The first of the two negotiated rulemaking committees (the RISE Committee) convened for one session in September and October and one session in November. On November 6, 2025, the RISE Committee reached consensus on proposed regulations related to topics including, for example, new federal student loan borrowing limits for certain borrowers and educational programs. The OBBBA and proposed regulations include reduced limits on PLUS loans taken out by parent borrowers for undergraduate students to the amounts of $20,000 annually and $65,000 in the aggregate per dependent child. They also limit aggregate loans over a student borrower’s lifetime, excluding PLUS loans, to $257,500. This limitation does not apply to student borrowers during the expected time to complete their credential if the student is enrolled in a program as of June 30, 2026 and a Direct Loan was made for the program prior to July 1, 2026. Institutions will also be required to reduce federal student loan limits for students who are enrolled as less than full-time students or enrolled in a period of enrollment of less than one full academic year. See Annual Report at Form 10-K “Education Regulations – Congressional Action.” The agreed upon language was incorporated into a notice of proposed rulemaking published January 30, 2026 and will undergo a period of public notice and comment before ED makes any amendments and publishes the final regulations. It is expected that the new regulations will go into effect on July 1, 2026 along with the relevant changes in the OBBBA which become effective on that date. We cannot predict the content of the final regulations, but we are currently evaluating the potential impact of the proposed regulations on our institutions and enrollments and the extent to which alternative sources of funding such as third-party loans may be needed for some of our students.

The second of the two negotiated rulemaking committees (the AHEAD Committee) convened for one session in December 2025 and one session in January 2026. On December 12, 2025, the AHEAD Committee reached consensus on proposed regulations related to Pell Grants, including the new Workforce Pell program. The proposed regulations clarify which educational programs are eligible for the Workforce Pell program introduced by the OBBBA. Under the OBBBA and the proposed regulations, to be eligible a program must meet certain short-term length requirements (at least 8 but less than 15 weeks and (i) at least 150 but less than 600 clock hours, (ii) at least four but less than sixteen semester or trimester hours, or (iii) at least six but less than 24 quarter hours) and comply with certain other prohibitions. The proposed regulations also clarify processes for approval by state governors, the Secretary of Education, and a separate “value-added earnings” measure. Among other requirements, approval from a governor requires the governor to determine the program prepares students for an occupation that aligns with the state’s workforce needs, and the Secretary determines whether the program meets completion, placement rate, and value-added earnings requirements. To comply with the value-added earnings measure, the program’s total published tuition and fees may not exceed the value-added earnings (as defined in the proposed regulations) of working students who received a Pell Grant for enrollment in the program and completed the program within the applicable cohort period. We are evaluating potential opportunities under the proposed regulations.

On January 9, 2026, the AHEAD Committee reached consensus on proposed regulations that create new accountability measures based in part on the accountability metrics in the OBBBA and the metrics in the existing gainful employment rules. The new earnings premium measure applies to all degree and non-degree programs at all institutions and eliminates the debt-to-earnings rate measure in the existing gainful employment regulations. Under the earnings premium measure for undergraduate programs (as opposed to the separate measure for graduate programs), the median annual earnings of program completers are compared to the “earnings threshold,” which is the median earnings of holders of high school diplomas who are working adults aged 25-34 using the methodology prescribed in the regulations. If the median annual earnings of program completers fall below the earnings threshold, the Secretary informs the institution that the program is failing under the earnings premium measure and that the program could become ineligible for the Direct Loan programs based on its earnings premium measure for the next award year. The institution must provide a prescribed warning to students and prospective students explaining that it has not passed ED’s standards based on reported earnings of program graduates and that the program could lose access to Direct Loans based on the next calculated metrics. The warning must also include information about accessing the program information website maintained by ED and explain that the student must acknowledge the student viewed the warning in order for the institution to disburse Title IV funds to the student. If the program fails the earnings premium measure in two out of three consecutive award years for which the earnings premium measure is calculated, this would result in the program’s loss of eligibility for Title IV Direct Loans once ED completes a termination action under its established proceedings, unless the institution successfully appeals under those proceedings. Under the proposed regulations, if more than 50% of an institution’s Title IV-recipient students enrolled in, or more than 50% of the institution’s total Title IV funds are from, programs that fail the earnings premium measure in two out of three consecutive award years for which the earnings premium measure is calculated, the institution could be deemed not administratively capable and be placed on provisional status, and the programs could potentially lose access to all Title IV HEA funds if the institution does not successfully appeal the determination.. The proposed regulations also, among other things, describe the process and formulas for calculating earnings accountability measures, revise the requirements for institutional reporting to ED, specify the period of ineligibility for programs that fail the earnings premium measure, allow for limited retention of eligibility during orderly program closure, and modify the institutional data ED is required to disclose on its program information website (this data will continue to include a program’s earnings premium measure. See Annual Report at Form 10-K “Education Regulations – Administrative Capability.”

The consensus regulatory language will be incorporated into a notice of proposed rulemaking which is expected to be released in the coming months and will undergo a period of public notice and comment before ED makes any amendments and publishes the final regulations. It is expected that the new regulations will go into effect on July 1, 2026 along with the relevant changes in the OBBBA which become effective on that date. It is expected that the first accountability measure calculations will take place in 2027 and “failures” can be determined beginning in July 2027, although programs would not lose eligibility until July 1, 2028. These dates are subject to change. We cannot predict the content of the final regulations, but we are currently evaluating the potential impact of the proposed regulations on the Company and are continuing to monitor the ongoing rulemaking process. If one or more of our programs fail to comply with the new requirement, those programs could lose access to Title IV Direct Loans, and potentially Pell Grant eligibility, which could have a material adverse effect on our student population and our revenues. The new regulations could also require us to modify or eliminate programs to comply with the new regulations.

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

On January 26, 2026, ED announced it intends to establish a negotiated rulemaking committee that will meet in April and May 2026 to consider amendments to the regulations respecting the Secretary’s recognition of accrediting agencies and related institutional eligibility requirements for the Title IV programs. ED’s stated goals for developing these regulations include simplification of the accreditor recognition process, consideration of the effect of accreditation on higher education costs and “credential inflation,” protecting against undue influence from private trade associations, eliminating discriminatory standards, and focusing on data-driven student outcomes. Among ED’s list of ten proposed issues for negotiation are topics such as reviewing accrediting agencies’ responsibilities to ensure they do not contravene Federal or State law, and determining whether regulations should be revised or expanded to ensure accreditation standards do not impede innovation. Each of our institutions are currently accredited by an accrediting agency recognized by ED, and our participation in the Title IV Programs is dependent on ED continuing to recognize the accrediting agencies that accredit our institutions. See Annual Report at Form 10-K “Education Regulations – ED Recognition of Accrediting Agencies.” Any future regulations or regulatory changes resulting from this negotiated rulemaking process could impact the ability of the accreditors that accredit our institutions to maintain recognition by ED and the accreditation requirements applicable to our institutions. We cannot predict whether and how such rulemaking would impact our institutions and operations.

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

Financial Value Transparency and Gainful Employment Regulations and Proposed Accountability Regulations

On May 19, 2023, ED published a notice of proposed rulemaking on financial value transparency and gainful employment, and on October 10, 2023, ED published final regulations which became effective on July 1, 2024. Multiple lawsuits were filed challenging these regulations and these were consolidated into one case in the U.S. District Court for the Northern District of Texas. See Annual Report at Form 10-K “Education Regulations – Financial Value Transparency and Gainful Employment Regulations.” ED subsequently filed a motion for summary judgment, which was granted by the court on October 2, 2025, upholding the validity of the regulations. On November 24, 2025, the plaintiffs appealed the summary judgment ruling. We cannot predict the outcome of the appeal at the Fifth Circuit Court of Appeals.

The DOE has proposed new regulations during a negotiated rulemaking process that would replace the debt-to-earnings rate measure and the earnings premium measure in the existing financial value transparency and gainful employment regulations with a new earnings premium accountability framework based in part on the accountability measure introduced in the OBBBA. See “Regulatory Updates – Negotiated Rulemaking;” see also Annual Report at Form 10-K “Education Regulations – Congressional Action.”

Administrative Capability

Based on the Company’s fiscal year end, our annual compliance audits and audited financial statements were due to ED on December 31, 2025. Due to issues with ED’s systems which the Company raised to ED prior to the submission deadline, our institutions were unable to access the eZ-Audit portal to upload the annual audit submissions to ED. ED could conclude that the annual audit submissions were not filed timely as required and impose sanctions (which we would have the opportunity to appeal). However, we provided the entirety of the annual audit submissions to ED by electronic mail by the required deadline such that ED did receive the required annual audit submissions on a timely basis via alternative means.

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

Impairment of long-lived assets

We evaluate the recoverability of our long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. We had no long-lived asset impairments as of December 31, 2025 and June 30, 2025, respectively

Income taxes

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

Results of Operations

Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024

The following table sets forth our consolidated statements of income data as a percentage of revenue for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,		Percentage Change
	2025	2024	(decrease)
Revenue	100%	100%
Costs and expenses:
Educational services	53.6%	54.8%	-1.2%
General and administrative	31.8%	31.9%	-0.1%
General and administrative – related party	0.3%	0.3%	0.0%
Depreciation and amortization	1.0%	0.8%	0.2%
Total costs and expenses	86.7%	87.8%	-1.1%
Operating income	13.3%	12.2%	1.1%
Loss on disposal of fixed assets	-0.0%	0.0%	0.0%
Interest expense	-0.0-%	-0.2%	0.2%
Interest income	1.7%	2.1%	-0.4%
Income before income taxes	15%	14.1%	0.9%
Income tax expense	-4.3%	-3.9%	-0.4%
Net income	10.7%	10.2%	0.5%

Revenue. Our revenue was approximately 19.2 million for the three months ended December 31, 2025 compared to approximately $13.7 million for the three months ended December 31, 2024, an increase of approximately $5.5 million, or approximately 40.7% driven by a 49.4% increase in new student starts to 593 from 397 last year resulting in a 16.8% increase in student enrollment.

Educational services. Our educational services expense was approximately $10.3 million for the three months ended December 31, 2025 compared to approximately $7.5 million for the three months ended December 31, 2024, an increase of approximately $2.8 million, or approximately 37.6%. The increase was primarily attributable to the increased instructional and staffing required to support the increase in enrollments as well as increased rent, externship fees and non-cash compensation charge.

General and administrative expense. Our general and administrative expense was approximately $6.1 million for the three months ended December 31, 2025 compared to approximately $4.3 million for the three months ended December 31, 2024, an increase of approximately $1.8 million, or approximately 40.4%. The increase was primarily attributable to an increase in marketing expense, professional fees and bad debt expense. Of the total general and administrative expense, $1.5 million and $1.2 million relate to marketing expense for the three months ended December 31, 2025 and 2024, respectively.

Depreciation and amortization. Our depreciation and amortization expense was approximately $0.2 million for the three months ended December 31, 2025 compared to approximately $0.1 million for the three months ended December 31, 2024.

Interest expense. Our interest expense was approximately $0.0 million for the three months ended December 31, 2025 compared to approximately $0.0 million for the three months ended December 31, 2024.

Income tax expense. Our income tax expense was approximately $0.8 million for the three months ended December 31, 2025 compared to approximately $0.5 million for the three months ended December 31, 2024.

Net Income. Our net income was approximately $2.0 million for the three months ended December 31, 2025 compared to approximately $1.4 million for the three months ended December 31, 2024, an increase of approximately $0.6 million, or approximately 46%, due to the reasons mentioned above.

Six Months Ended December 31, 2025 Compared to Six Months Ended December 31, 2024

The following table sets forth our consolidated statements of income data as a percentage of revenue for the six months ended December 31, 2025 and 2024:

	Six months ended December 31,		Percentage Change
	2025	2024	(decrease)
Revenue	100%	100%
Costs and expenses:
Educational services	53.4%	53.1%	0.3%
General and administrative	31.7%	30.1%	1.6%
General and administrative – related party	0.5%	0.5%	0.0%
Depreciation and amortization	0.8%	0.7%	0.1%
Total costs and expenses	86.4%	84.4%	2.0%
Operating income	13.6%	15.6%	-2.0%
Loss on disposal of fixed assets	0.0%	0.0%	0.0%
Interest expense	-0.1%	-0.2%	0.1%
Interest income	1.7%	2.0%	-0.3%
Income before income taxes	15.2%	17.4%	-2.2%
Income tax expense	-4.2%	-4.8%	0.6%
Net income	11.0%	12.6%	-1.6%

Revenue. Our revenue was approximately $38.6 million for the six months ended December 31, 2025 compared to approximately $27.6 million for the six months ended December 31, 2024, an increase of approximately $10.9 million, or approximately 39.6% driven by a 37.2% increase in new student starts to 1,710 from 1,246 resulting in a 16.8% increase in ending student population.

Educational services. Our educational services expense was approximately $20.6 million for the six months ended December 31, 2025 compared to approximately $14.7 million for the six months ended December 31, 2024, an increase of approximately $5.9 million, or approximately 40.4%. The increase was primarily attributable to the increased instructional and staffing required to support the increase in enrollments as well as increased rent, externship fees and non-cash compensation charge. As a percentage of revenue, educational expenses declined from 54.9% to 53.6% primarily due to operating efficiencies in employee compensation offset by increases in externship fees and non cash compensation.

General and administrative expense. Our general and administrative expense was approximately $12.2 million for the six months ended December 31, 2025 compared to approximately $8.3 million for the six months ended December 31, 2024, an increase of approximately $3.9 million, or approximately 46.9%. The increase was primarily attributable to an increase in marketing expense, professional fees and bad debt expense. Of the total general and administrative expense, $3.0 million and $2.3 million relate to marketing expense for the six months ended December 31, 2025 and 2024, respectively.

Depreciation and amortization. Our depreciation and amortization expense was approximately $0.3 million for the six months ended December 31, 2025 compared to approximately $0.1 million for the six months ended December 31, 2024.

Interest expense. Our interest expense was approximately $0.05 million for the six months ended December 31, 2025 compared to approximately $0.06 million for the six months ended December 31, 2024.

Income tax expense. Our income tax expense was approximately $1.6 million for the six months ended December 31, 2025 compared to approximately $1.3 million for the six months ended December 31, 2024, an increase of approximately $0.3 million, or approximately 20%. The increase is primarily attributable to the increase in income.

Net Income. Our net income was approximately $4.2 million for the six months ended December 31, 2025 compared to approximately $3.5 million for the six months ended December 31, 2024, an increase of approximately $0.7 million, or approximately 21%, due to the reasons mentioned above.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $21.1 million and $20.3 million as of December 31, 2025, and June 30, 2025, respectively.

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

Capital expenditures were approximately $0.8 million and $0.4 million for the six months ended December 31, 2025, and 2024, respectively.

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

Cash Flow Activities for the Six Months Ended December 31, 2025 and 2024

Operating activities

Net cash provided by operating activities was approximately $2.1 million and $3.8 million for the six months ended December 31, 2025, and 2024, respectively. The decrease of approximately $1.7 million is primarily attributable to increase to accounts receivable, prepaid expenses and other receivables, offset by an increase in income taxes payable and a reduction to deferred unearned tuition.

Investing activities

Net cash used in investing activities was approximately $0.8 million for the six months ended December 31, 2025, and approximately $6.6 million for the six months ended December 31, 2024 with cash used for purchases of property and equipment in each of the respective reporting periods. During the six months ended December 31, 2024, the Company spent approximately $6.1 million to the acquisition of CCMCC.

Financing activities

Net cash used by financing activities was approximately $0.6 million for the six months ended December 31, 2025, and net cash provided of approximately $9.2 million for the six months ended December 31, 2024.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three or six months ended December 31, 2025, and 2024. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. There are aspects of ASU 2023-07 that apply to entities with one reportable segment. The Company adopted this guidance in the fiscal fourth quarter of 2026. The adoption of ASU 2023-07 is reflected in Note 2, “Summary of Significant Accounting Policies – Segment Reporting.”

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and recognizes that any control and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There have been no significant changes in our internal control over financial reporting during the three and six months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Issuer Purchases of Equity Securities.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the six months ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

LEGACY EDUCATION INC.

Date: February 12 2026	By:	/s/ LeeAnn Rohmann
LeeAnn Rohmann
Chief Executive Officer
(Principal Executive Officer)

Date: February 12, 2026	By:	/s/ Brandon Pope
Brandon Pope
Chief Financial Officer
(Principal Financial and Accounting Officer)

