Form 10-Q
period 2026-03-31
Legacy Education Inc.
filed 2026-05-14
CIK 1836754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of May 1, 2026 was 12,652,038.

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

(dba Central Coast College)

(dba Integrity College of Health)

(dba Contra Costa Medical Career College)

Condensed Consolidated Financial Statements

for the three and nine months

ended March 31, 2026 and 2025

Legacy Education Inc.

Consolidated Balance Sheets

	March 31, 2026	June 30, 2025
	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$21,681,064	$20,316,357
Accounts receivable, net of $2,654,820 and $1,641,052 allowance for doubtful accounts as of March 31, 2026 and June 30, 2025, respectively	19,187,619	15,050,841
Prepaid expenses	2,473,842	1,383,405
Other receivables	626,284	302,424
Total current assets	43,968,809	37,053,027

Property and equipment, net	3,097,656	2,484,304
Operating lease right-of-use asset	14,394,889	15,781,177
Financing lease right-of-use asset	286,207	311,711
Intangible assets	3,843,319	3,858,027
Goodwill	6,846,911	6,852,076
Accounts receivable, long-term	2,111,840	1,966,137
Deferred income tax assets	395,546	395,546
Security deposits	514,671	503,133
Total assets	$75,459,848	$69,205,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,023,718	$4,929,530
Accrued income tax payable	776,854	596,250
Deferred, unearned tuition	5,612,857	4,956,396
Other current liabilities	4,749	3,197
Current portion of debt	558,772	875,350
Debt owed, related party	50,000	50,000
Current portion of financing lease	69,555	63,989
Current portion of operating lease liability	1,992,419	2,306,061
Total current liabilities	13,088,924	13,780,773

Debt, net of current portion	36,711	481,264
Financing lease, net of current portion	77,728	151,420
Other liabilities	-	-
Operating lease liability, net of current portion	12,738,525	13,748,161
Total liabilities	25,941,888	28,161,618

Commitments and contingencies

Stockholders’ equity
Preferred stock: $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value, 100,000,000 shares authorized, 12,636,605 and 12,452,670 shares issued and outstanding as of March 31, 2026, and June 30, 2025, respectively	12,636	12,453
Additional paid in capital	28,488,665	27,273,365
Retained earnings	21,016,659	13,757,702
Total stockholders’ equity	49,517,960	41,043,520
Total liabilities and stockholders’ equity	$75,459,848	$69,205,138

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legacy Education Inc.

Consolidated Income Statements

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
Revenue
Tuition and related income, net	$21,368,706	$18,577,565	$59,954,372	$46,217,790

Operating expenses
Educational services	11,044,240	10,116,976	31,657,916	24,800,776
General and administrative	6,164,610	4,618,026	18,377,874	12,933,202
General and administrative – related party	61,250	46,500	267,850	170,700
Depreciation and amortization	155,753	130,066	453,095	317,046
Total costs and expenses	17,425,853	14,911,568	50,756,735	38,221,724

Operating income	3,942,853	3,665,997	9,197,637	7,996,066

Loss on disposal of fixed assets	(8,005)	-	(11,895)	-
Interest expenses	(8,067)	(26,342)	(60,210)	(84,010)
Interest income	320,715	305,382	969,946	861,800
Total other income	304,643	279,040	897,841	777,790

Income before income tax expenses	4,247,496	3,945,037	10,095,478	8,773,856
Income tax expenses	(1,218,200)	(1,127,572)	(2,836,521)	(2,466,592)
Net income	$3,029,296	$2,817,465	$7,258,957	$6,307,264

Net income per share
Basic net income per share	$0.24	$0.23	$0.58	$0.56
Diluted net income per share	$0.22	$0.21	$0.52	$0.51

Weighted average number of common stock outstanding
Basic weighted average shares outstanding	12,617,328	12,377,420	12,563,067	11,309,831
Diluted weighted average shares outstanding	14,064,470	13,528,144	13,949,964	12,460,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legacy Education Inc.

Consolidated Statements of Changes in Stockholders’ Equity

for the three months and nine months ended March 31, 2026 and 2025

(Unaudited)

	Preferred Stock		Common Stock		Additional paid in	Retained
	Shares	Amount	Shares	Amount	capital	Earnings	Total
Balance, June 30, 2025	-	$-	12,452,670	$12,453	$27,273,365	$13,757,702	$41,043,520

Stock-based compensation	-	-	-	-	269,246	-	269,246
Exercise of options	-	-	44,357	44	165,851	-	165,895
Net income	-	-	-	-	-	2,186,960	2,186,960
Balance, September 30, 2025	-	-	12,497,027	12,497	27,708,462	15,944,662	43,665,621

Stock-based compensation	-	-	-	-	295,958	-	295,958
Exercise of options	-	-	18,617	19	69,609	-	69,628
Cashless exercise of warrants			88,742	88	(88)		-
Net income						2,042,701	2,042,701
Balance, December 31, 2025	-	-	12,604,386	12,604	28,073,941	17,987,363	46,073,908

Stock-based compensation	-	-	-	-	296,001	-	296,001
Exercise of options	-	-	32,219	32	118,723	-	118,755
Net income						3,029,296	3,029,296
Balance, March 31, 2026	-	$-	12,636,605	$12,636	$28,488,665	$21,016,659	$49,517,960

	Preferred Stock		Common Stock		Additional paid in	Retained
	Shares	Amount	Shares	Amount	capital	Earnings	Total
Balance, June 30, 2024	-	$-	9,291,149	$9,291	$16,186,251	$6,223,470	$22,419,012

Exercise of option	-	-	76,000	76	39,444	-	39,520
Issuance of common stock, net of offering costs	-	-	2,500,000	2,500	7,937,072	-	7,939,572
Stock-based compensation	-	-	-	-	67,031	-	67,031
Net income	-	-	-	-	-	2,090,753	2,090,753
Balance, September 30, 2024	-	-	11,867,149	11,867	24,229,798	8,314,223	32,555,888

True up, reverse split	-	-	2,013	2	(2)	-	-
Issuance of common stock under acquisition agreement	-	-	118,906	119	999,881	-	1,000,000
Exercise of option	-	-	10,044	10	37,553	-	37,563
Issuance of common stock, net of offering costs	-	-	375,000	375	1,312,401	-	1,312,776
Stock-based compensation	-	-	-	-	109,157	-	109,157
Net income	-	-	-	-	-	1,399,046	1,399,046
Balance, December 31, 2024	-	-	12,373,112	12,373	26,688,788	9,713,269	36,414,430

Paid offering cost	-	-	-	-	(89,503)	-	(89,503)
Exercise of option	-	-	7,445	7	27,838	-	27,845
Stock-based compensation	-	-	-	-	107,365	-	107,365
Net income	-	-	-	-	-	2,817,465	2,817,465
Balance, March 31, 2025	-	-	12,380,557	$12,380	$26,734,488	$12,530,734	$39,277,602

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legacy Education Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended March 31,
	2026	2025
Cash flows provided by (used in) operating activities:
Net income	$7,258,957	$6,307,264
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of fixed assets	11,895	-
Non cash compensation	861,205	283,553
Depreciation & amortization	453,095	317,047
Provision for allowance for doubtful accounts for accounts receivable and contracts receivable	1,435,190	3,445,762
Changes in assets and liabilities:
Accounts receivable	(5,712,506)	(5,659,199)
Prepaid expenses	(1,090,437)	(280,625)
Other receivable	(323,860)	(656,340)
Other assets	51,471	(38,119)
Accounts payable and accrued liabilities	(905,810)	(15,435)
Income tax payable	180,604	(1,371,247)
Deferred unearned tuition	656,461	2,430,343
Net cash provided by operating activities	2,876,265	4,763,003

Cash flows used in investing activities:
Cash paid under APA	-	(6,133,087)
Purchases of property and equipment	(1,038,130)	(750,163)
Net cash used in investing activities	(1,038,130)	(6,883,250)

Cash flows provided by (used in) financing activities:
Proceeds from IPO, net of offering cost	-	9,162,845
Proceeds from exercise of options	354,278	104,927
Principal payment on finance lease	(68,126)	(63,145)
Principal payments on debt	(759,580)	(133,531)
Net cash provided by (used in) financing activities	(473,428)	9,071,096

Net increase cash and cash equivalents and restricted cash	1,364,707	6,950,849
Cash and cash equivalents and restricted cash, beginning of year	20,316,357	10,376,149
Cash and cash equivalents and restricted cash, end of period	$21,681,064	$17,326,998

Supplemental disclosure of cash flow information
Cash paid during the periods for interest	$56,326	$79,142
Cash paid during the periods for income taxes	$2,657,067	$1,211,413

Supplemental disclosure of noncash activities
Non-cash purchase of equipment	$-	$39,275
Prepaid expense reclassifies to offering cost	$-	$276,866
Common stock issued as part of APA	$-	$1,000,000
Promissory note under APA	$-	$400,000
Net identifiable assets acquired under APA	$-	$267,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the nine months ended March 31, 2026 and 2025

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

For the nine months ended March 31, 2026 and 2025

(Unaudited)

Note 2 – Summary of Significant Accounting Principles

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of HDMC and its wholly owned subsidiaries, CCC, Integrity and CCMCC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2026 and June 30, 2025 approximately $10.62 million and $10.38 million, respectively, of cash equivalents was held in instruments considered level 1 securities as defined in the “Fair Value of Financial Instruments” note below.

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

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the nine months ended March 31, 2026 and 2025

(Unaudited)

Note 2 – Summary of Significant Accounting Principles (Continued)

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

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. The Company had no long-lived asset impairments as of March 31, 2026 and June 30, 2025.

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

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the nine months ended March 31, 2026 and 2025

(Unaudited)

Note 2 – Summary of Significant Accounting Principles (Continued)

Revenue Recognition (Cont’d)

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

Disaggregation of Revenue

The tuition and related revenue consist of the following during the three and nine months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
Tuition and lab fees (recognized over time)	$18,403,642	$15,750,313	$52,235,176	$40,348,548
Books, registration and other fees (recognized at a point in time)	2,965,064	2,827,252	7,719,196	5,869,242
Total revenue	$21,368,706	$18,577,565	$59,954,372	$46,217,790

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the nine months ended March 31, 2026 and 2025

(Unaudited)

Note 2 – Summary of Significant Accounting Principles (Continued)

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

Allowance for Credit Losses

The Company records an allowance for credit losses for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. The Company determines the adequacy of its allowance for doubtful accounts based on an analysis of its historical bad debt experience, current economic trends, and the aging of the accounts receivable and student status. The Company applies reserves to its receivables based upon an estimate of the risk presented by the age of the receivables and student status. The Company writes off account receivable balances of inactive students at the earlier of the time the balances were deemed uncollectible, or one year after the revenue is generated. Bad debt expense is recorded as a general and administrative expense in the accompanying statements of operations. The Company performs an analysis quarterly to determine which accounts are uncollectable and then writes them off.

Refunds

The Company pays or credits refunds within 45 days of a student’s cancellation or withdrawal for students who have completed 60% or less of the period of attendance based on a pro rata calculation. Once the student has completed more than 60% of a period of attendance, all Title IV funds are considered earned and no refunds are due to ED.

Advertising

The Company expenses advertising cost as incurred. Advertising costs amounted to $1,531,441 and $1,153,593 for the three months ended March 31, 2026, and 2025, respectively. Advertising costs amounted to $4,777,333 and $3,480,968 during the nine months ended March 31, 2026, and 2025, respectively. Advertising costs are included in general and administrative expenses on the consolidated income statements.

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the nine months ended March 31, 2026 and 2025

(Unaudited)

Note 2 – Summary of Significant Accounting Principles (Continued)

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

Concentration of Credit Risk

A substantial portion of revenues and ending accounts receivable at March 31, 2026 and June 30, 2025 are a direct result of the Company’s participation in Financial Student Aid (“FSA”) programs, which represents a primary source of student tuition. The FSA programs are subject to political budgetary considerations. There is no assurance that funding will be maintained at current levels. The FSA programs are subject to significant regulatory requirements. Any regulatory violation could have a material effect on the Company.

The Company maintains its cash and cash equivalents in various financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company performs ongoing evaluations of these institutions to limit concentration risk exposure. The Company maintains cash balances in excess of these limits from time to time.

As of March 31, 2026 and June 30, 2025, $10.62 million and $10.38 million, respectively, was maintained in a redeemable money market account bearing interest at approximately 3.84% per annum.

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the nine months ended March 31, 2026 and 2025

(Unaudited)

Note 2 – Summary of Significant Accounting Principles (Continued)

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

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the nine months ended March 31, 2026 and 2025

(Unaudited)

Note 2 – Summary of Significant Accounting Principles (Continued)

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

The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share for the three and nine months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
Numerator
Net income	$3,029,296	2,817,465	$7,258,957	$6,307,264

Denominator
Weighted-average shares outstanding, basic	12,617,328	12,377,420	12,563,067	11,309,831
Common stock warrants	-	143,750	-	143,750
Dilutive impact of share-based instruments	1,447,142	1,006,974	1,386,897	1,006,974
Weighted-average shares outstanding, diluted	14,064,470	13,528,144	13,949,964	12,460,555

Net income per share
Basic	$0.24	$0.23	$0.58	$0.56
Diluted	$0.22	$0.21	$0.52	$0.51

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

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the nine months ended March 31, 2026 and 2025

(Unaudited)

Note 3 – Acquisition (Continued)

The acquisition was accounted for in accordance with the acquisition method of accounting. Under this method, the cost of the target is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess estimated fair values of the identifiable net assets over the amount paid was $7,733,785 which has been allocated between goodwill and other intangible assets and is included on the accompanying consolidated balance sheet.

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

Note 4 - Intangible Assets

The Company’s intangible assets consisted of the following as of March 31, 2026 and June 30, 2025:

	March 31, 2026	June 30, 2025
Goodwill	$6,846,911	$6,852,076
Trade name	1,736,100	1,736,100
Accreditation	1,818,200	1,818,200
Course curriculum	344,000	344,000
Total cost of intangibles	$10,745,211	$10,750,376
Less accumulated amortization	(54,981)	(40,273)
Intangibles net	$10,690,230	$10,710,103

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the nine months ended March 31, 2026 and 2025

(Unaudited)

Note 4 - Intangible Assets (Continued)

As of March 31, 2026 and June 30, 2025, no impairment of the Company’s goodwill, nor other intangibles with an indefinite life was required related to its previous acquisitions of CCC, Integrity and CCMCC. The Company recognized $4,903 and $1,253, respectively, in amortization expense for three months ended March 31, 2026 and 2025. The Company recognized $14,708 and $3,759, respectively, in amortization expense for nine months ended March 31, 2026 and 2025. Although the ACCET accreditation has an indefinite life, the accreditation requires renewal every five years. CCC’s ACCET accreditation was most recently renewed in April 2025 and its next renewal is in April 2030. CCMCC’s accreditation was most recently renewed in April 2026 and its next renewal is in April 2031. HDMC’s ACCET accreditation was most recently renewed in April 2024 and its next renewal is in April 2029. Integrity’s ABHES accreditation was renewed in February 2026 and its next renewal is scheduled for February 2032. Although ABHES accreditation has an indefinite life, the accreditation requires periodic renewal. 100% of goodwill is expected to be deductible for federal income tax purposes and will be amortized over 15 years on a straight-line basis.

Note 5 - Property and Equipment

Property and equipment consist of the following:

	March 31, 2026	June 30, 2025
Leasehold improvements	$1,400,680	$1,299,825
Machinery and equipment	1,947,305	1,389,417
Computer equipment	1,715,944	1,427,842
Software	51,675	-
Furniture, fixtures and other equipment	364,435	342,886
Total	5,480,039	4,459,970
Less accumulated depreciation and amortization	(2,382,383)	(1,975,666)
Property and equipment, net	$3,097,656	$2,484,304

Depreciation and amortization expense associated with property and equipment totaled $142,350 and $412,884 for the three and nine months ended March 31, 2026, respectively.

Depreciation and amortization expense associated with property and equipment totaled $125,254 and $293,450 for the three and nine months ended March 31, 2025, respectively.

Note 6 – Accounts Receivable, Long-Term

TuitionFlex

The TuitionFlex Program is designed to create a flexible tuition credit program for students and families to help bridge the financial gap, all in accordance with applicable federal Truth-In-Lending regulations. Through this program, we offer payment plans to all students, regardless of financial need, for up to 7 years. The long-term portion of student receivables utilizing the TuitionFlex program was $2,111,840 and $1,966,137 as of March 31, 2026 and June 30, 2025, respectively.

Note 7 – Prepaid Expenses

The prepaid expenses consist of the following as of March 31, 2026 and June 30, 2025:

	March 31, 2026	June 30, 2025
Books	$339,204	$190,928
Supplies and other prepaid expenses	2,134,638	1,192,477
Total prepaid expenses	$2,473,842	$1,383,405

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the nine months ended March 31, 2026 and 2025

(Unaudited)

Note 8 – Other Receivables

The other receivables consist of the following as of March 31, 2026 and June 30, 2025:

	March 31, 2026	June 30, 2025
Other advance	94,454	94,454
Receivable from CCMCC Seller	480,330	170,250
Employee retention credit	51,500	37,720
Total other receivables	$626,284	$302,424

The Company paid $106,846 of federal income taxes on behalf of a foreign investor in Legacy in the year ended June 30, 2020, and the amount due back to the Company as of each of March 31, 2026 and June 30, 2025 was $94,454.

During the fiscal year ended June 30, 2021, the Company applied for certain Employee Retention Credits (“ERTC”) under the CARES Act in the approximate amount of $2.9 million. The remaining balance of the ERTC receivable as of March 31, 2026 and June 30, 2025 was $51,500 and $37,720, respectively.

Note 9 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses as of March 31, 2026 and June 30, 2025 consist of the following:

	March 31, 2026	June 30, 2025
Accounts payable	$1,329,549	$1,391,620
Accrued payroll and payroll taxes	749,872	1,081,600
Accrued vacation	650,043	611,136
Accrued bonuses	1,204,189	1,710,204
Accrued other expenses	90,065	134,970
Total	$4,023,718	$4,929,530

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

	March 31, 2026	June 30, 2025
Promissory note issued on November 12, 2019	$500,000	$500,000
Promissory note issued on December 30, 2019, related party	50,000	50,000
Total other debt	$550,000	$550,000

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the nine months ended March 31, 2026 and 2025

(Unaudited)

Note 10 - Debts and Other Liabilities (Continued)

(2)	Equipment Loan

In January 2023, the Company entered into an equipment loan for $30,744. The note accrues interest at a rate of 6.0% per annum and requires 48 equal monthly payments. As of March 31, 2026 and June 30, 2025, the principal balance of the promissory note was $6,686 and $13,015, respectively.

In August 2023, the Company entered into an equipment loan for $35,580. The note accrues interest at a rate of 10.14% per annum and requires 48 equal monthly payments. As of March 31, 2026 and June 30, 2025, the principal balance of the promissory note was $13,057 and $19,660, respectively.

In November 2023, the Company entered into an equipment loan for $14,610. The note accrues interest at a rate of 10.72% per annum and requires 48 equal monthly payments. As of March 31, 2026 and June 30, 2025, the principal balance of the promissory note was $6,535 and $9,265, respectively.

In December 2023, the Company entered into an equipment loan for $11,920. The note accrues interest at a rate of 13.53% per annum and requires 36 equal monthly payments. As of March 31, 2026 and June 30, 2025, the principal balance of the promissory note was $3,045 and $6,160, respectively.

In February 2024, the Company entered into an equipment loan for $35,612. The note accrues interest at a rate of 8% per annum and requires 36 equal monthly payments. The first payment was on April 1, 2024. As of March 31, 2026 and June 30, 2025, the principal balance of the promissory note was $12,826 and $21,795, respectively.

In June 2024, the Company entered into an equipment loan for $48,966. The note accrues interest at a rate of 11.16% per annum and requires 48 equal monthly payments. The first payment was on June 1, 2024. As of March 31, 2026 and June 30, 2025, the principal balance of the promissory note was $29,184 and $37,752, respectively.

In July 2024, the Company entered into an equipment loan for $39,189. The note accrues interest at a rate of 11.15% per annum and requires 48 equal monthly payments. The first payment was on July 1, 2024. As of March 31, 2026 and June 30, 2025, the principal balance of the promissory note was $24,150 and $30,946, respectively.

In June 2025, the Company entered into an equipment loan for $528,176. The note accrues interest at a rate of 9.392% per annum and requires 48 equal monthly payments. The first payment was on June 26, 2025. As of March 31, 2026, and June 30, 2025, the principal balance of the promissory note was $0 and $515,029, respectively.

(3)	CCMCC acquisition Seller Loan

As part of the acquisition described in Note 3, Antioch issued the seller of CCMCC a promissory note in the principal amount of $400,000. Under the terms of the note, interest shall accrue at 6% and shall be repaid in twelve equal monthly payments of principal and interest. As of March 31, 2026, and June 30, 2025, the principal balance of the promissory note of $0 and $202,992, respectively, is presented as a current liability on the accompanying consolidated balance sheet.

Future maturities over the remaining term of total debt for (1) to (3) are as follows:

2026 (1)	$565,110
2027	53,351
2028	27,022
645,483
Less: current portion (1)	(608,772)
Long-term portion of debt	$36,711

(1)	Includes $50,000 related party debt

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the nine months ended March 31, 2026 and 2025

(Unaudited)

Note 11 - Related Party Transactions

A shareholder of the Company was paid $22,500 and $67,500 as consulting fees in each of the three and nine months ended March 31, 2026 and 2025, respectively.

A director of the Company was paid $38,750 and $200,350, as consulting fees in the three and nine months ended March 31, 2026, respectively, and $24,000 and $103,200, as consulting fees in the three and nine months ended March 31, 2025, respectively.

A company controlled by a director of the Company was paid $25,590 and $77,850, respectively, as consulting fees in the three and nine months ended March 31, 2026, and was paid $20,650 and $107,095, respectively, as consulting fees in the three and nine months ended March 31, 2025.

In December 2019, the Company received $50,000 of proceeds from a promissory note, entered into with an executive of the Company, which bears interest at the rate of 12% per annum and matures on the earlier of the nine-month anniversary of the loan or the completion of an initial public offering. The Company completed an initial public offering in September 2024, and the parties agreed to carry the note as due on demand. The balance of this note was $50,000 and $50,000 as of March 31, 2026 and June 30, 2025, respectively.

Note 12 – Lease Commitments

Finance Leases

In July 2023, the Company entered into an equipment lease for $340,048. The related finance liability has an implied interest rate of 11.16% per annum and requires 5 equal annual payments due on September 1 of each year. As of March 31, 2026 and June 30, 2025, the balance of the finance liability was $147,283 and $215,409, respectively.

The present value of future minimum lease payments due at March 31, 2026, was as follows:

2026	$-
2027	81,459
2028	81,458
Total minimum payments	162,917
Less: amount representing interest	(15,634)
Present value of minimum payments	$147,283
Less: current portion	(69,555)
Long term portion	$77,728

The Company has determined to amortize the lease over the useful life of the equipment or ten years and put the equipment into service in September 2024. The Company recorded amortization of $8,501 and $25,503 in the three and nine months ended March 31, 2026, respectively. The Company recorded amortization of $8,501 and $19,836 in the three and nine months ended March 31, 2025.

Operating Leases

The Company leases its instructional facilities under non-cancelable operating leases expiring at various dates through 2034. In most cases, the facility leases require the Company to pay various operating expenses of the facilities in addition to base monthly lease payments. In certain cases, the Company has options available under its leases to renew, and certain leases contain contractual rental escalation clauses. Lease expense for operating leases is recognized on a straight-line basis over the lease term in accordance with ASC 842. The related operating lease right-of-use assets and operating lease liabilities are recorded on the accompanying balance sheets.

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the nine months ended March 31, 2026 and 2025

(Unaudited)

Note 12 – Lease Commitments (Continued)

Operating Leases (Cont’d)

The Company uses its incremental borrowing rate based on the information available at the commencement to determine the present value of lease payments over the lease term. As of March 31, 2026, the weighted average incremental borrowing rate used by the Company was approximately 6.55%, and the weighted average remaining years left on outstanding leases was 6.93 years.

The present value of future minimum lease payments due at March 31, 2026 was as follows:

2026	$782,823
2027	2,830,051
2028	2,666,990
2029	2,487,441
2030	2,475,882
After 2030	7,336,011
Total future minimum operating lease payments	18,579,198
Less: imputed interest	(3,848,254)
Total	14,730,944
Current portion of operating lease	1,992,419
Long term portion of operating lease	$12,738,525

Total rent expense and related taxes and operating expenses under operating leases for the three and nine months ended March 31, 2026 were $1,328,773 and $3,997,159, respectively.

Total rent expense and related taxes and operating expenses under operating leases for the three and nine months ended March 31, 2025 were $1,372,673 and $3,365,947, respectively.

Supplemental balance sheet information related to leases was as follows:

	March 31, 2026	June 30, 2025

Operating lease right-of-use assets	$14,394,889	$15,781,177

Operating lease liability - current	$1,992,419	$2,306,061
Operating lease liability – non-current	12,738,525	13,748,161
Total operating lease liability	$14,730,944	$16,054,222

Other supplemental information:

	For the nine months ended March 31,
	2026	2025
Cash paid for operating lease	$3,392,244	$2,125,126

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

As of March 31, 2026 and June 30, 2025, the Company had 110,000,000 shares of authorized capital, par value $0.001, of which 100,000,000 shares are designated as common stock, and 10,000,000 shares are designated as preferred stock.

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the nine months ended March 31, 2026 and 2025

(Unaudited)

Note 13 – Stockholders’ Equity (Continued)

Equity Transactions

During the nine months ended March 31, 2026, 94,303 stock options were exercised at $3.74 per share of common stock.

During the nine months ended March 31, 2026, 890 stock options were exercised at $1.78 per share of common stock.

During the nine months ended March 31, 2026, the Company issued 88,742 shares of common stock upon receipt of notice of the cashless exercise of a total of 143,750 warrants.

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

A total of 17,489 stock options were exercised during the nine months ended March 31, 2025 at $3.74 per share.

As of March 31, 2026 and June 30, 2025 the Company had 12,636,605 and 12,452,670 shares of common stock outstanding, respectively, and no shares of preferred stock issued and outstanding.

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

During the nine months ended March 31, 2026, the Company issued 88,742 shares of common stock in respective to 143,750 stock warrants being exercised cashless.

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the nine months ended March 31, 2026 and 2025

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

A summary of the activity related to stock option units granted is as follows:

		Summary of Stock Options Outstanding
	Total Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (Years)
Outstanding as of June 30, 2025	2,389,217	4.21	8.20
Exercisable as of June 30, 2025	1,506,764	3.42	7.51
Granted	58,708	9.51	10
Exercised	(95,193)	3.74	-
Forfeited, canceled, or expired	(54,445)	3.74	-
Outstanding as of March 31, 2026	2,298,287	4.37	7.46
Exercisable as of March 31, 2026	1,647,418	2.66	4.99

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the nine months ended March 31, 2026 and 2025

(Unaudited)

Note 15 - Share-Based Compensation Plans (Continued)

Stock Options (Cont’d)

A summary of the activity related to vested and unvested stock option units granted is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)

Balance – June 30, 2025, unvested	882,453	$5.54	$3.40	9.36
Options issued	58,708	9.51	5.46	10
Options vested	(252,912)	5.65	2.80	8.40
Forfeited, canceled, or expired	(37,441)	3.74	0.919	9.46
Balance – March 31, 2026, unvested	650,808	$6.04	$3.07	8.74

The Company valued options issued in September 2024 using the Black Scholes model utilizing volatility 45%, and a risk-free rate of 3.75%. The fair value of the options was $1.94 per option.

The Company valued options issued in October 2025 using the Black Scholes model utilizing volatility 58%, and a risk-free rate of 3.65%. The fair value of the options was $5.46 per option.

The Company recorded share-based compensation expense of $296,001 and $861,205 during the three and nine months ended March 31, 2026 respectively, which is included in educational services in the consolidated income statements. The Company recorded share-based compensation expense of $107,365 and $283,553 during the three and nine months ended March 31, 2025 respectively, which is included in educational services in the consolidated income statements.

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

Legacy Education Inc.

Notes to Condensed Consolidated Financial Statements

For the nine months ended March 31, 2026 and 2025

(Unaudited)

Note 16 - Other Commitments and Contingency (Continued)

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

Note 17 – Subsequent Events

On April 1, 2026, the Company, through its subsidiary Legacy Education, LLC, entered into a multi-tenant industrial/commercial net lease agreement with Krupali Investments, LLC for premises located in Wildomar, California. The lease provides for occupancy of approximately 53,000 square feet across multiple phases, with initial commencement beginning April 1, 2026 and additional phases commencing through January 2028.

The lease has an initial term extending up to twelve years from the primary commencement date and includes escalating base rent beginning at approximately $2.40 per square foot per month and increasing over the lease term. In addition to base rent, the Company is responsible for its proportionate share of common area maintenance costs, real estate taxes, and insurance.

The agreement includes customary tenant improvement allowances, rent abatement provisions, and standard commercial lease terms, including use restrictions, assignment limitations, and insurance requirements.

The Company is currently evaluating the accounting impact of this lease under ASC 842, including recognition of right-of-use assets and lease liabilities, which is expected to be recorded in subsequent reporting periods.

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

High Desert Medical College

HDMC was established in the State of California in 2002 and began offering classes in 2003. It started with campuses in Lancaster, California, and added its first branch in 2008 in Bakersfield, California. Due to enrollment growth and high demand for its services, HDMC expanded to add a branch campus in Temecula, California campus in order to accommodate 250 to 400 additional students. HDMC offers UT, VN, VN Associate of Applied Science degree program, Associate Degree of Nursing, nursing assistant, MRI Associate of Applied Science, cardiac sonography, Associate of Applied Science, pharmacy technician, dental assisting, clinical medical assisting, medical administrative assisting programs, medical billing and coding, veterinary assistant, phlebotomy technician avocational, UT Associate of Applied Science degree programs, EMT, surgical technology and sterile processing technician programs. As of March 31, 2026, HDMC had 2,244 students enrolled in its programs.

Central Coast College

CCC was established in the State of California in 1983. In 1991, CCC moved to its current location in Salinas, California to accommodate growing enrollment numbers and the addition of new training programs.

CCC offers the following certificate or degree programs: computer specialist: accounting, medical administrative assistant, medical assisting, nursing assistant, UT, UT Associate of Applied Science, veterinary assistant, veterinary technology Associate of Applied Science, VN, surgical technology, Associate of Applied Science, dental assisting, sterile processing technician, pharmacy technician, and MRI Associate of Applied Science. CCC also offers an avocational phlebotomy technician program. CCC also has obtained approval from ACCET, BPPE and ED to offer a Cardiac Sonography Associate of Applied Science. As of March 31, 2026, CCC had 600 students enrolled in its programs.

Integrity College of Health

Integrity was established in the State of California in 2007. Integrity’s campus is located in Pasadena, California. Integrity offers VN, Registered Nurse to Bachelor of Science in Nursing (“RN to BSN”), medical assisting, medical billing and coding, veterinary assistant, and Diagnostic Medical Sonography programs. Integrity also plans to offer an emergency medical technician (EMT) program and is in the process of obtaining approvals for the program (for which Integrity is not planning for ED approval to make Title IV funds available for students who enroll in the program). Integrity also has obtained approval from ABHES and BPPE to offer a sterile processing technician program and will offer this program pending additional approval. For purposes of our financial statements, Legacy Education, L.L.C. is deemed to have acquired Integrity in December 2019. As of March 31, 2026, Integrity had 209 students enrolled in its programs.

Contra Costa Medical Career College

Contra Costa was established in the state of California in 2007. Contra Costa’s campus is located in Antioch, California. Contra Costa offers VN, surgical technology, sterile processing technician, pharmacy technician, medical assisting with phlebotomy, clinical medical assisting dental assisting, diagnostic medical sonography, EKG/ECG technician, medical administrative assistant/billing and coding specialist, phlebotomy (avocational) programs. As of March 31, 2026, Contra Costa had 497 students enrolled in its programs.

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

The first of the two negotiated rulemaking committees (the RISE Committee) convened for one session in September and October and one session in November. On November 6, 2025, the RISE Committee reached consensus on proposed regulations related to topics including, for example, new federal student loan borrowing limits for certain borrowers and educational programs, and the agreed upon language was incorporated into a notice of proposed rulemaking published January 30, 2026. After a period of public notice and comment, ED published the final rule in the Federal Register on May 1, 2026. The final rule includes reduced limits on PLUS loans taken out by parent borrowers for undergraduate students to the amounts of $20,000 annually and $65,000 in the aggregate per dependent child. They also limit aggregate loans over a student borrower’s lifetime to $257,500. This limitation does not apply to student borrowers during the expected time to complete their credential if the student is enrolled in a program as of June 30, 2026 and a Direct Loan was made for the program prior to July 1, 2026. Institutions will also be required to reduce federal student loan limits for students who are enrolled as less than full-time students or enrolled in a period of enrollment of less than one full academic year. See Annual Report at Form 10-K “Education Regulations – Congressional Action.” The new regulations will go into effect on July 1, 2026 along with the relevant changes in the OBBBA which become effective on that date. We are currently evaluating the potential impact of the final rule on our institutions, but the implementation of the final rule could impact our enrollments and the extent to which alternative sources of funding such as third-party loans may be needed for some of our students.

The second of the two negotiated rulemaking committees (the AHEAD Committee) convened for one session in December 2025 and one session in January 2026. On December 12, 2025, the AHEAD Committee reached consensus on proposed regulations related to Pell Grants, including the new Workforce Pell program. The proposed regulations clarify which educational programs are eligible for the Workforce Pell program introduced by the OBBBA. Under the OBBBA and the proposed regulations, to be eligible a program must meet certain short-term length requirements (at least 8 but less than 15 weeks and (i) at least 150 but less than 600 clock hours, (ii) at least four but less than sixteen semester or trimester hours, or (iii) at least six but less than 24 quarter hours) and comply with certain other prohibitions. The proposed regulations also clarify processes for approval by state governors, the Secretary of Education, and a separate “value-added earnings” measure. Among other requirements, approval from a governor requires the governor to determine the program prepares students for an occupation that aligns with the state’s workforce needs, and the Secretary determines whether the program meets completion, placement rate, and value-added earnings requirements. To comply with the value-added earnings measure, the program’s total published tuition and fees may not exceed the value-added earnings (as defined in the proposed regulations) of working students who received a Pell Grant for enrollment in the program and completed the program within the applicable cohort period. The agreed upon language was incorporated into a notice of proposed rulemaking published March 9, 2026 and ED solicited comments on the proposed rule with such comments due by April 8, 2026. ED will consider these comments before it makes any amendments and publishes the final regulations. It is expected that the new regulations will go into effect on July 1, 2026 along with the relevant changes in the OBBBA which become effective on that date. We are evaluating potential opportunities under the proposed regulations.

On January 9, 2026, the AHEAD Committee reached consensus on proposed regulations that create new accountability measures based in part on the accountability metrics in the OBBBA and the metrics in the existing gainful employment rules. The new earnings premium measure applies to all degree and non-degree programs at all institutions and eliminates the debt-to-earnings rate measure in the existing gainful employment regulations. Under the earnings premium measure for undergraduate programs (as opposed to the separate measure for graduate programs), the median annual earnings of program completers are compared to the “earnings threshold,” which is the median earnings of holders of high school diplomas who are working adults aged 25-34 using the methodology prescribed in the regulations. If the median annual earnings of program completers fall below the earnings threshold, the Secretary informs the institution that the program is failing under the earnings premium measure and that the program could become ineligible for the Direct Loan programs based on its earnings premium measure for the next award year. The institution must provide a prescribed warning to students and prospective students explaining that it has not passed ED’s standards based on reported earnings of program graduates and that the program could lose access to Direct Loans based on the next calculated metrics. The warning must also include information about accessing the program information website maintained by ED and explain that the student must acknowledge the student viewed the warning in order for the institution to disburse Title IV funds to the student. If the program fails the earnings premium measure in two out of three consecutive award years for which the earnings premium measure is calculated, this would result in the program’s loss of eligibility for Title IV Direct Loans once ED completes a termination action under its established proceedings, unless the institution successfully appeals under those proceedings. Under the consensus language, if more than 50% of an institution’s Title IV-recipient students enrolled in, or more than 50% of the institution’s total Title IV funds are from, programs that fail the earnings premium measure in two out of three consecutive award years for which the earnings premium measure is calculated, the institution could be deemed not administratively capable and be placed on provisional status, and the programs could potentially lose access to all Title IV HEA funds if the institution does not successfully appeal the determination. The consensus language also, among other things, describes the process and formulas for calculating earnings accountability measures, revise the requirements for institutional reporting to ED, specify the period of ineligibility for programs that fail the earnings premium measure, allow for limited retention of eligibility during orderly program closure, and modify the institutional data ED is required to disclose on its program information website (this data will continue to include a program’s earnings premium measure). See Annual Report at Form 10-K “Education Regulations – Administrative Capability.”

The consensus language was incorporated into a notice of proposed rulemaking published April 20, 2026 and will undergo a period of public notice and comment (with such comments due by May 20) before ED makes any amendments and publishes the final regulations. It is expected that the new regulations will go into effect on July 1, 2026 along with the relevant changes in the OBBBA which become effective on that date. It is expected that the first accountability measure calculations will take place in 2027 and “failures” can be determined beginning in July 2027, although programs would not lose eligibility until July 1, 2028. These dates are subject to change. We cannot predict the content of the final regulations, but we are currently evaluating the potential impact of the proposed regulations on the Company and are continuing to monitor the ongoing rulemaking process. If one or more of our programs fail to comply with the new requirement, those programs could lose access to Title IV Direct Loans, and potentially Pell Grant eligibility, which could have a material adverse effect on our student population and our revenues. The new regulations could also require us to modify or eliminate programs to comply with the new regulations.

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

A negotiated rulemaking committee met in April and will meet again in May 2026 to consider amendments to the regulations respecting the Secretary’s recognition of accrediting agencies and related institutional eligibility requirements for the Title IV programs. ED’s stated goals for developing these regulations include simplification of the accreditor recognition process, consideration of the effect of accreditation on higher education costs and “credential inflation,” protecting against undue influence from private trade associations, eliminating discriminatory standards, and focusing on data-driven student outcomes. The topics under consideration could change, but include institutions switching from one accreditor to another, the recognition criteria for accrediting agencies, and accrediting agencies’ standards and requirements regarding acceptance of transfer credit, institutional outcomes, academic freedom, and violations of federal and state law. Each of our institutions are currently accredited by an accrediting agency recognized by ED, and our participation in the Title IV Programs is dependent on ED continuing to recognize the accrediting agencies that accredit our institutions. See Annual Report at Form 10-K “Education Regulations – ED Recognition of Accrediting Agencies.” Any future regulations or regulatory changes resulting from this negotiated rulemaking process could impact the ability of the accreditors that accredit our institutions to maintain recognition by ED and the accreditation requirements applicable to our institutions. We cannot predict whether and how such rulemaking would impact our institutions and operations.

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

ED has published new proposed regulations that would replace the debt-to-earnings rate measure and the earnings premium measure in the existing financial value transparency and gainful employment regulations with a new earnings premium accountability framework based in part on the accountability measure introduced in the OBBBA. See “Regulatory Updates – Negotiated Rulemaking;” see also Annual Report at Form 10-K “Education Regulations – Congressional Action.”

Borrower Defense to Repayment

ED’s “borrower defense to repayment” (“BDR”) regulations generally allow federal student loan borrowers to assert a defense to repaying their federal loans based on the conduct of the institution they attended. The amount of loans discharged by ED pursuant to an adjudicated BDR claim may be assessed by ED as a Title IV Program liability against the institution. See Annual Report at Form 10-K “Education Regulations – Borrower Defense to Repayment Regulations.”

On June 22, 2022, ED reached a settlement with plaintiffs in the case titled Sweet v. Cardona, which was filed by student loan borrowers to challenge ED’s adjudication of BDR claims. The settlement resulted in automatic relief of claims pending as of June 22, 2022 that were filed against institutions on a list of about 150 institutions named in the settlement agreement, which did not include any of our institutions. In addition, under the settlement, any borrower who filed a defense to repayment claim between June 22, 2022 and November 15, 2022 are “Post-Class Applicants” whose applications will be adjudicated under the 2016 version of the BDR regulations and should have been decided by January 2026, although ED has filed an appeal of a court ruling denying an extension of this adjudication deadline. HDMC received and timely responded to seven BDR applications from Post-Class Applicants.

In March 2026, CCC received five BDR applications from ED. CCC timely responded to these BDR applications in May 2026 disputing the validity of the claims. HDMC, Integrity and CCMCC have not received any BDR applications in 2026. ED published guidance on March 30, 2026 explaining that it had resumed adjudicating BDR applications that are not impacted by the Sweet v. Cardona settlement. The guidance explains that ED will adjudicate the BDR applications under the currently effective regulations, and that ED will notify institutions of the applications received. It is possible that we could receive additional BDR claims in the future, including because the March 30, 2026 guidance indicates ED had not yet notified institutions of BDR claims that would be adjudicated under the 2019 version of the BDR regulations. If we or our representatives are found to have engaged in certain acts or omissions under the definitions contained in the BDR regulations, or other BDR regulations that could be in place in the future, we could be subject to substantial repayment obligations and subject to other sanctions.

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

In recent years, ED has been more active in processing BDR applications and it may, on its own or in response to other constituencies, allocate additional resources to reviewing and adjudicating BDR applications from federal student loan borrowers. We cannot predict how many BDR applications in total have been filed by our former students, but if we receive additional claims from ED, we may incur significant costs in responding to the borrower allegations and, if adjudicated as valid by ED, defending our institutions in a recoupment action brought by ED or repaying the federal government for the amount of loans discharged pursuant to such claims.

Return of Title IV Program Funds

An institution participating in the Title IV Programs must calculate the amount of unearned Title IV Program funds that have been disbursed to students who withdraw from their educational programs before completing them, and must return those unearned funds to ED in a timely manner, which is generally within 45 days from the date the institution determines that the student has withdrawn. The failure to timely return funds can result in liabilities or sanctions. See Annual Report at Form 10-K “Education Regulations – Return of Title IV Program Funds.”

If an institution is cited in an audit or program review for late returns of Title IV Program funds for 5% or more of the pertinent students within the audit or program review sample, or if an audit identifies a material weakness in the institution’s report on internal controls relating to the return of unearned Title IV Program funds, the institution may be required to submit an acceptable form of financial protection with ED in an amount equal to 25% of the total amount of Title IV Program funds that should have been returned for students who withdrew in the institution’s prior fiscal year. Neither HDMC nor CCC has received such a finding in either of the two most recently completed annual Title IV Program compliance audits submitted to ED. On January 30, 2024, due to a failure to timely return unearned Title IV Program funds to ED, Integrity was required to submit an acceptable form of financial protection for 25% of the refunds that were made for the fiscal year ended June 30, 2023 in the amount of $18,828. On or about February 13, 2025, due to a failure to timely return unearned Title IV Program funds to ED in the 2023 fiscal year (prior to the Company acquiring CCMCC), CCMCC was required to submit an acceptable form of financial protection in the amount of $15,356. Integrity and CCMCC have submitted the required financial protection to ED.

 In January through March 2024, ED conducted negotiated rulemaking to prepare proposed regulations on several topics including the rules pertaining to returns of Title IV Program funds. On July 24, 2024, ED promulgated proposed amended regulations related to return of Title IV calculations. ED published the final regulations on January 3, 2025, with a general effective date of July 1, 2026. The regulations codify ED’s guidance requiring the date of determination of withdrawal to be documented within 14 days after the student’s last date of attendance for institutions that take attendance; remove the option for clock-hour programs to use the “cumulative” method to calculate Title IV earned; and changes Return of Title IV calculations for programs offered in modules. We are continuing to evaluate whether and the extent to which the new regulations may negatively impact our performance of Return of Title IV.

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

Impairment of long-lived assets

We evaluate the recoverability of our long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. We had no long-lived asset impairments as of March 31, 2026 and March 31, 2025, respectively.

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

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table sets forth our consolidated statements of income data as a percentage of revenue for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,		Percentage Change
	2026	2025
Revenue	100%	100%
Costs and expenses:
Educational services	51.7%	54.4%	-2.7%
General and administrative	28.8%	24.9%	3.9%
General and administrative – related party	0.3%	0.3%	0.0%
Depreciation and amortization	0.7%	0.7%	0.0%
Total costs and expenses	81.5%	80.3%	1.2%
Operating income	18.5%	19.7%	-1.2%
Loss on disposal of fixed assets	-0.0%	-%	0.0%
Interest expense	-0.0%	-0.1%	0.1%
Interest income	1.4%	1.6%	-0.2%
Income before income taxes	19.9%	21.2%	-1.3%
Income tax expense	-5.7%	-6.0%	0.3%
Net income	14.2%	15.2%	-1.0%

Revenue. Tuition and related revenue for the three months ended March 31, 2026, increased by approximately $2.8 million, or 15%, to $21.4 million, compared to $18.6 million for the same period in 2025 driven by new student starts of 1,078 resulting in a 9.4% increase in student enrollment to 3,550.

Educational services. Educational services expense for the three months ended March 31, 2026 increased by approximately $0.9 million, or 9%, to $11.0 million, compared to $10.1 million in the prior year period. The increase was primarily driven by increased instructional and staffing costs associated with increased student enrollment, including externship fees and non cash compensation charge. As a percentage of revenue, educational expenses declined from 54.4% to 51.7% primarily due to operating efficiencies in employee compensation and facility costs offset by increases in externship fees and non cash compensation.

General and administrative expense. Our general and administrative expense was approximately $6.2 million for the three months ended March 31, 2026 compared to approximately $4.6 million for the three months ended March 31, 2025, an increase of approximately $1.5 million, or approximately 33.5%. The increase was primarily attributable to an increase in marketing expense, bad debt and professional fees. Of the total general and administrative expense, approximately $1.5 million and $1.2 million related to advertising expense for the three months ended March 31, 2026 and 2025, respectively.

Depreciation and amortization. Our depreciation and amortization expense was approximately $0.2 million for the three months ended March 31, 2026 compared to approximately $0.1 million for the three months ended March 31, 2025. The increase was primarily attributable to capital expenditures associated with campus expansion and equipment purchases to support program growth.

Interest expense. Interest expense. Our interest expense was approximately $0.0 for the three months ended March 31, 2026 compared to approximately $0.0 for the three months ended March 31, 2025. The decrease was primarily attributable to repayments of outstanding debt balances.

Income tax expense. Our income tax expense was approximately $1.2 million for the three months ended March 31, 2026 compared to approximately $1.1 million for the three months ended March 31, 2025.

Net Income. Our net income was approximately $3.0 million for the three months ended March 31, 2026 compared to approximately $2.8 million for the three months ended March 31, 2025, an increase of approximately $0.2 million, or approximately 7.5%, due to the reasons mentioned above.

Nine Months Ended March 31, 2026 Compared to Nine Months Ended March 31, 2025

The following table sets forth our consolidated statements of income data as a percentage of revenue for the nine months ended March 31, 2026 and 2025:

	Nine months ended March 31,		Percentage Change
	2026	2025	(decrease)
Revenue	100%	100%
Costs and expenses:
Educational services	52.8%	53.6%	-0.8%
General and administrative	30.7%	28.0%	2.7%
General and administrative – related party	0.4%	0.4%	0.0%
Depreciation and amortization	0.8%	0.7%	0.1%
Total costs and expenses	84.7%	82.7%	2.0%
Operating income	15.3%	17.3%	-2.0%
Loss on disposal of fixed assets	-0.0%	-%	0.0%
Interest expense	-0.1%	-0.2%	0.1%
Interest income	1.6%	1.9%	-0.3%
Income before income taxes	16.8%	19.0%	-2.2%
Income tax expense	-4.7%	-5.3%	0.6%
Net income	12.1%	13.7%	-1.6%

Revenue. Tuition and related revenue for the nine months ended March 31, 2026 increased by approximately $13.7 million, or 29.7%, to $60.0 million, compared to $46.2 million for the same period in 2025 driven by a 12.7% increase in new student starts to 2,788 from 2,473 last year resulting in a 9.4% increase in student enrollment.

Educational services. Educational services expense for the nine months ended March 31, 2026, increased by approximately $6.9 million, or 28%, to $31.7 million compared to $24.8 million for the same period in 2025. The increase was primarily driven by increased instructional and staffing costs required to support increased student enrollment, as well as rent, externship fee and non cash compensation charge. As a percentage of revenue, educational expenses declined from 53.6% to 52.8% primarily due to operating efficiencies in employee compensation and facility costs offset by increases in externship fees and non cash compensation.

General and administrative expense. Our general and administrative expense was approximately $18.4 million for the nine months ended March 31, 2026 compared to approximately $12.9 million for the nine months ended March 31, 2025, an increase of approximately $5.4 million, or approximately 42.1%. The increase was primarily attributable to increased marketing expense, bad debt expense and professional fees. Of the total general and administrative expense, approximately $4.8 million and $3.5 million related to advertising expense for the nine months ended March 31, 2026 and 2025, respectively.

Depreciation and amortization. Our depreciation and amortization expense was approximately $0.5 million for the three months ended March 31, 2026 compared to approximately $0.3 million for the three months ended March 31, 2025. The increase was primarily attributable to capital expenditures associated with campus expansion and equipment purchases to support program growth.

Interest expense. Our interest expense was approximately $0.1 for the nine months ended March 31, 2026 compared to approximately $0.1 for the nine months ended March 31, 2025. The decrease was primarily attributable to repayments of outstanding debt balances.

Income tax expense. Our income tax expense was approximately $2.8 million for the nine months ended March 31, 2026 compared to approximately $2.5 million for the nine months ended March 31, 2025, an increase of approximately $0.4 million, or approximately 15.0%. The increase is primarily attributable to an increase in overall revenue period over period.

Net Income. Our net income was approximately $7.3 million for the nine months ended March 31, 2026 compared to approximately $6.3 million for the nine months ended March 31, 2025, an increase of approximately $1.0 million, or approximately 15.1%, due to the reasons mentioned above.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $21.7 million and $20.3 million as of March 31, 2026, and June 30, 2025, respectively.

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

Capital expenditures were approximately $1.0 million and $0.8 million for the nine months ended March 31, 2026, and 2025, respectively.

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

Cash Flow Activities for the Nine Months Ended March 31, 2026 and 2025

Operating activities

Net cash provided by operating activities was approximately $2.9 million and $4.8 million for the nine months ended March 31, 2026, and 2025, respectively. The decrease of approximately $1.9 million was primarily attributable to increases in accounts receivable, prepaid expenses and other receivables, partially offset by increases in deferred unearned tuition and income taxes payable.

Accounts receivable increased to approximately $19.2 million as of March 31, 2026 from approximately $15.1 million as of June 30, 2025, primarily due to increased enrollment and tuition billings. The allowance for doubtful accounts increased to approximately $2.7 million from approximately $1.6 million, reflecting increased receivable balances and updated estimates of collectability based on historical experience and current economic conditions.

Investing activities

Net cash used in investing activities was approximately $1.0 million for the nine months ended March 31, 2026, compared to approximately $6.9 million for the nine months ending March 31, 2025. Cash used in investing activities during both periods primarily related to purchases of property and equipment, while the prior year period also included cash paid in connection with the acquisition of Contra Costa Medical Career College.

Financing activities

Net cash used in financing activities was approximately $0.5 million for the nine months ended March 31, 2026, compared to net cash provided by financing activities of approximately $9.1 million for the nine months ended March 31, 2025. The prior year increase was primarily attributable to net proceeds received from the Company’s initial public offering completed during the prior fiscal year.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three or nine months ended March 31, 2026, and 2025. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and recognizes that any control and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There have been no significant changes in our internal control over financial reporting during the three and nine months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Issuer Purchases of Equity Securities.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

LeeAnn Rohmann, our Chief Executive Officer, entered into a pre-arranged stock trading plan on March 6, 2026. Ms. Rohmann’s plan provides for the sale of up to 60,000 shares of our common stock between March 6, 2026 and June 9, 2027. The trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1 under the Exchange Act and our policies regarding transactions in our securities. Generally, the trading plan pre-establishes the amount, price and date of future purchases or sales of our stock, including shares issued upon the exercise or vesting of equity awards. Under the trading plan, Ms. Rohmann relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under the plan may occur at any time, including possibly before, simultaneously with, or immediately after, significant Company events.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION INC.

Date: May 14, 2026	By:	/s/ LeeAnn Rohmann
LeeAnn Rohmann
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Brandon Pope
Brandon Pope
Chief Financial Officer
(Principal Financial and Accounting Officer)

