Form 10-K
period 2026-06-30
Legacy Education Inc.
filed 2026-09-24
CIK 1836754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended December 31, 2025 was approximately $101,063,014, based on the closing price of the registrant’s common stock of $10.19 on the NYSE American as of December 31, 2025.

Number of common shares outstanding as of September 23, 2026 was 12,813,238.

Documents Incorporated by Reference: Portions of the Registrant’s proxy statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III herein. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended June 30, 2026.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	compliance with the extensive existing legislative and regulatory framework applicable to our industry or our failure to timely obtain and maintain regulatory approvals and accreditation;

●	compliance with continuous changes in applicable federal laws and regulations including recently enacted federal legislation, executive orders and recent and pending rulemaking by the U.S. Department of Education (“ED”);

●	the effect of current and future Title IV Program laws and regulations arising out of recent legislation, executive orders and negotiated rulemakings, including any recent and potential future reductions in funding or restrictions on the use of funds received through Title IV Programs;

●	successful updating and expansion of the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;

●	uncertainties regarding our ability to comply with current and future federal laws and regulations including the 90/10 Rule (as defined herein), gainful employment and/or earnings premium metrics, and limits on cohort default rates;

●	successful implementation of our strategic plan;

●	our inability to maintain eligibility for or to process federal student financial assistance;

●	regulatory investigations of, or actions commenced against, us or other companies in our industry, including “borrower defense to repayment” claims;

●	changes in the state regulatory environment or budgetary constraints;

●	enrollment declines or challenges in our students’ ability to find employment as a result of economic conditions;

●	maintenance and expansion of existing industry relationships and development of new industry relationships;

●	a loss of members of our senior management or other key employees;

●	uncertainties associated with opening new campuses;

●	uncertainties associated with integration of acquired schools;

●	industry competition;

●	the effect of any cybersecurity incident;

●	general economic conditions; and

●	other factors discussed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Risks Related to the Highly Regulated Field in Which We Operate

●	If our institutions fail to comply with current and future educational regulatory requirements applicable to our business, we could incur financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students, loss of accreditation, or loss of our authorization to operate our institutions or our educational programs.

●	Congressional or executive action could reduce or affect access to Title IV funding which could reduce our enrollment and revenue and increase costs of operations.

●	ED’s financial value transparency, gainful employment, and accountability regulations may limit the programs we can offer students and increase our cost of operations.

●	ED’s “borrower defense to repayment” regulations may subject us to significant repayment liability to ED for discharged federal student loans, posting of substantial letters of credit and other requirements that could have a material adverse effect on us.

●	A failure to maintain compliance with ED’s “financial responsibility” requirements could have negative impacts on our operations.

●	A failure to maintain compliance with ED’s “administrative capability” requirements would negatively impact our operations.

●	Our institutions could be subject to liabilities and sanctions if they violate ED regulations and guidance limiting compensation to individuals and entities involved in certain recruiting, admissions or financial aid activities.

●	Our institutions could lose their eligibility to participate in Title IV Programs if the percentage of their revenues derived from applicable federal educational assistance programs is too high.

●	Our institutions could lose their eligibility to participate in Title IV Programs or have other limitations placed upon them if their federal student loan cohort default rates are greater than the standards set by ED.

●	If ED denies, or significantly conditions, recertification of any of our institutions to participate in Title IV Programs, that institution could not conduct its business as it is currently conducted.

●	If we acquire an institution, the acquisition generally constitutes a change in ownership and control that requires the institution to obtain approvals from ED and applicable state and accrediting agencies in order to remain eligible to participate in the Title IV Programs and continue to operate as an accredited institution in the states where the institution operates.

●	Other types of transactions could constitute a change in ownership and control that requires the institution to obtain approvals from ED and applicable state and accrediting agencies in order to remain eligible to participate in the Title IV Programs and continue to operate as an accredited institution in the states where the institution operates, and may subject the institution to further conditions or restrictions as a result.

●	Our failure to comply with laws and regulations regarding prohibited misrepresentations could result in sanctions, liabilities or litigation that could have an adverse effect on our business and results of operations.

●	If our institutions fail to comply with regulations regarding accurate and timely refunds and returns of Title IV Program funds in connection with students who withdraw from their programs, we could be subject to liabilities and sanctions.

●	If our institutions open new campuses or add or change new educational programs, we may be required to obtain approvals from ED and state and accrediting agencies.

●	If our students’ access to financial aid from state sources, from federal sources other than the Title IV Programs, or from alternative loan programs is lost or reduced, it could impact our results of operations.

●	Government and regulatory agencies and third parties may conduct compliance reviews and audits or bring actions against us that could result in monetary liabilities, injunctions, loss of eligibility for the Title IV Programs or other adverse outcomes.

Risks Related to Our Business

●	Our financial performance depends on the level of student enrollment in our institutions.

●	We compete with a variety of educational institutions and if we are unable to compete effectively, our total student enrollment and revenue could be adversely impacted.

●	Our business is subject to fluctuations caused by seasonality or other factors beyond our control, which may cause our operating results to fluctuate from quarter to quarter.

●	We rely on proprietary rights and intellectual property in conducting our business, which may not be adequately protected under current laws, and we may encounter disputes from time to time relating to our use of intellectual property of third parties.

Risks Related to Our Common Stock

●	We are subject to the rules and regulations of the NYSE American and are required to comply with certain continued exchange listing standards and requirements or be subject to delisting.

●	Our stock price may be volatile, and you could lose all or part of your investment.

●	We do not intend to pay cash dividends.

●	Market and economic conditions may negatively impact our business, financial condition, and share price.

●	Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

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

High Desert Medical College (“HDMC”)

HDMC was established in the State of California in 2002 and began offering classes in 2003. It started with campuses in Lancaster, California, and added its first branch in 2008 in Bakersfield, California. Due to enrollment growth and high demand for its services, HDMC expanded to add a branch campus in Temecula, California in order to accommodate 250 to 400 additional students. HDMC offers Ultrasound Technician (“UT”), vocational nursing (“VN”), VN Associate of Applied Science degree program, Associate Degree of Nursing, Nursing Assistant, MRI Associate of Applied Science, Cardiac Sonography, Pharmacy Technician, Dental Assisting, Clinical Medical Assisting, Medical Administrative Assisting, Medical Billing and Coding, Veterinary Assistant, Phlebotomy Technician avocational, UT Associate of Applied Science degree programs, EMT, Surgical Technology Associate of Applied Science, and Sterile Processing Technician programs. As of June 30, 2026, HDMC had 2,097 students enrolled in its programs.

Central Coast College (“CCC”)

CCC was established in the State of California in 1983. In 1991, CCC moved to its current location in Salinas, California to accommodate growing enrollment numbers and the addition of new training programs. In September 2026, CCC entered into a lease for a new, additional location in Houston, Texas, which CCC currently projects to open in November 2026, subject to receipt of the required regulatory and accreditation approvals.

CCC offers the following certificate or degree programs: Computer Specialist: Accounting, Medical Administrative Assistant, Medical Assisting, Nursing Assistant, UT, UT Associate of Applied Science, Veterinary Assistant, Veterinary Technology Associate of Applied Science, VN, Surgical Technology (Associate of Applied Science), Dental Assisting, Sterile Processing Technician, Pharmacy Technician, MRI Associate of Applied Science, and Cardiac Sonography Associate of Applied Science. CCC also offers an avocational Phlebotomy Technician program. As of June 30, 2026, CCC had 576 students enrolled in its programs.

Integrity College of Health (“Integrity”)

Integrity was established in the State of California in 2007. Integrity’s campus is located in Pasadena, California. Integrity offers VN, Registered Nurse to Bachelor of Science in Nursing (“RN to BSN”), Medical Assisting, Medical Billing and Coding, Veterinary Assistant, Sterile Processing Technician, and Diagnostic Medical Sonography programs. Integrity earned initial accreditation from the National League for Nursing Commission for Nursing Education Accreditation (NLN CNEA) for its Bachelor of Science in Nursing RN to BSN Track in June 2025. Integrity also plans to offer an Emergency Medical Technician (“EMT”) program (for which Integrity is not planning to seek ED approval because it does not intend to make Title IV funds available for students who enroll in the program). Integrity has filed its application for the program with the California Bureau for Private Postsecondary Education, is awaiting final approval and expects to begin offering the program in late 2026. For purposes of our financial statements, Legacy Education, L.L.C. is deemed to have acquired Integrity in December 2019. As of June 30, 2026, Integrity had 196 students enrolled in its programs.

Contra Costa Medical Career College (“CCMCC”)

CCMCC was established in the State of California in 2007. CCMCC’s campus is located in Antioch, California. CCMCC offers the following certificate and degree programs: VN, Surgical Technology (Associate of Applied Science), Sterile Processing Technician, Pharmacy Technician, Diagnostic Medical Sonography, Medical Assisting with Phlebotomy, Dental Assisting, Clinical Medical Assisting, EKG/ECG Technician, Medical Administrative Assistant/Billing and Coding Specialist, and Phlebotomy (avocational) programs. CCMCC also has obtained approval from ACCET and BPPE to offer programs in Cardiac Sonography Associate of Applied Science, Veterinary Assistant, and MRI Associate of Applied Science, and plans to begin offering the programs in the second quarter of fiscal 2027. As of June 30, 2026, CCMCC had 508 students enrolled in its programs.

Our History

●	In 2003, HDMC began offering classes in Lancaster, CA (main campus).
●	In 2008, HDMC began offering classes in Bakersfield, CA (branch campus).
●	In October 2009, our current Chief Executive Officer, LeeAnn Rohmann founded our Company.
●	In July 2010, we acquired the assets of HDMC.
●	From 2011 to 2013, HDMC received VA approval, Workforce Investment Act approval and Department of Rehabilitation approval for its programs.
●	In April 2013, HDMC received ACCET accreditation.
●	In December 2013, HDMC received Board of Vocational Nursing and Psychiatric Technicians (“BVNPT”) accreditation of new licensed vocational nurses curriculum on a provisional basis, which provision was removed in 2017.
●	In March 2014, HDMC became eligible to participate in the Title IV Programs and, in April 2014, received its first disbursements under the Title IV Programs.
●	From 2015 to 2017, HDMC added pharmacy technician and dental assisting programs, went through re-accreditation with ACCET, received approval to participate in Cal Grant programs, and was removed from provisional status by BVNPT.
●	In January 2018, the UT Associate of Applied Science (“AAS”) degree program was approved by BPPE and ACCET to offer through interactive distance learning.
●	In July 2018, HDMC received branch approval for the Temecula, CA campus.
●	In July 2018, HDMC introduced medical billing and coding programs and online UT AAS program.
●	In December 2018, we entered into the management services agreement with Integrity.
●	In December 2018, ED conducted and completed a program review at HDMC to confirm compliance with Title IV regulations, noting only minor findings.
●	In January 2019, we acquired CCC.
●	In January 2019, HDMC received approval for licensed vocational nurse students (20 students) for Bakersfield, CA.
●	In February 2019, the UT AAS degree program was approved by ED.
●	In February 2019, HDMC opened its campus in Temecula, CA.
●	In December 2019, we acquired a 24.5% ownership interest in Integrity.
●	In September 2020, we acquired the remaining 75.5% interest in Integrity.
●	In 2021 and 2022, we received hybrid approval for all programs, launched new accredited programs of Cardiac Sonography AAS, Vocational Nursing AAS, and Ultrasound AAS in CCC, and obtained the Vocational Nursing program in HDMC Temecula.
●	In 2023, we launched new accredited programs of Certified Nurse Assistant program at HDMC, Magnetic Resonance Imaging AAS (HDMC), Veterinary Assisting (ICH), Vocational Nursing (CCC), RN approval (HDMC).

●	In January 2024, we started our first Associate Degree of Nursing program (HDMC).
●	In April 2024, HDMC was re-accredited by ACCET through April 2029 for all programs.
●	In December 2024, we acquired the assets of Contra Costa Medical Career College
●	In April 2025, CCC was re-accredited by ACCET through April 2030 for all programs.
●	In June 2025, Integrity earned initial accreditation from the National League for Nursing Commission for Nursing Education Accreditation (NLN CNEA) for its Bachelor of Science in Nursing RN- BSN Track through February 2031.
●	In February 2026, Integrity was re-accredited by ABHES through February 2032 for all programs.
●	In April 2026, CCMCC was re-accredited by ACCET through April 2031.

Industry Background

In the United States, the post-secondary education market is large, fragmented, and competitive. According to the National Center for Education Statistics, as of the 2022-23 school year, degree granting career colleges served approximately 1.7 million undergraduate students, which was approximately 8.0% of the estimated 21.5 million total undergraduates in degree programs. According to estimates released by the National Student Clearinghouse Research Center, total enrollments in all higher education sectors increased 2.4% and 3.2% in the spring of 2024 and 2025, respectively. Enrollment at proprietary colleges increased 5.1% and 3.7% in the spring of 2024 and 2025, respectively. The industry is heavily dependent on continued availability of federal student financial assistance under Title IV of the Higher Education Act (“Title IV Programs”), and concerns about potential reductions in such funding also could negatively affect demand for higher education.

Notwithstanding periods of weaker demand in past years, we believe that demographic, economic, and social trends may support growth over time in demand for career-focused postsecondary education in the United States. According to the U.S. Census Bureau, in 2024, approximately 64.0 million adults age 25 and older in the civilian noninstitutionalized population had a high school diploma or equivalent as their highest level of educational attainment, and approximately 32.2 million had some college experience but no college degree. Other trends that could positively impact demand for our programs include:

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

Our target demographic is early- to mid-20-year-olds with a desire to better their economic situation by choosing a program with strong job opportunities, primarily within a 100-mile radius of each campus for most programs for ease of drive and availability. Students choose a for-profit career college because they can get trained and on the job within months. Prospective students need caring career direction and advice, more so than your traditional college students.

According to the Bureau of Labor Statistics, employment in the healthcare and social assistance industry is projected to grow 8.4% from 2024 to 2034 resulting in over 1.9 million new jobs. This growth rate is much stronger than other industries, largely due to the aging population and the growing prevalence of chronic conditions.

Our Growth Strategies

Our growth strategy goals consist of the following:

●	Plan for moderate growth in existing programs.

●	Approval of registered nursing programs in Bakersfield and Salinas, California.

●	New programs in dental hygiene

●	Continued launch of new program offerings, including online offerings.

●	Launch new branch campuses in California and beyond, including CCC’s planned campus in Houston, Texas.

●	Acquire new institutions (new locations, new programs) outside of California, including in Texas, Nevada, Colorado and New Mexico and programs in trades to increase national footprint.

●	Meet benchmark standards for completion and placement.

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

Graduate Success. We look for opportunities to improve our students’ educational experience and increase the likelihood of students successfully completing their programs. Our programs surround students with a supportive, flexible, and engaging environment to help them achieve academic success. To foster that environment, we maintain a comprehensive focus on improving early cohort persistence, a personalized on-boarding experience for new learners, simplified administrative interactions, and continuous improvements in the quality and frequency of interaction between our learners and our faculty.

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

Innovation and Diversification. We seek to expand the addressable market by investing in innovation, student success, academic infrastructure, and new business models. We also seek to drive growth through a multifaceted strategy of enhancing existing program offerings, developing new and innovative programs, branching and acquisitions.

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

Some of our local competitors include San Joaquin Valley College, Career Care Institute, UEI College, Bakersfield College, American Career College, and the Pima Medical Institute. Such competitors may have greater financial resources and greater brand recognition than us. In addition, public institutions receive government subsidies and other financial sources not available to for-profit schools.

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

Referrals. Referrals from current students, high school counselors and satisfied graduates and their employers have historically represented approximately 20% of our new enrollments. Our school administrators actively work with our current students to encourage them to recommend our programs to prospective students. We continue to build strong relationships with high school guidance counselors and instructors by offering annual seminars at our training facilities to further familiarize these individuals with the strengths of our programs.

Recruiting. Our recruiting efforts are conducted by a group of approximately 20 campus-based and field representatives who meet directly with prospective students during presentations conducted at high schools, or during a visit to one of our campuses.

Student Support

Admissions. Students enrolling in our programs must have a high school diploma or a General Educational Development Certificate and demonstrate competence in writing and logical reasoning. For programs leading to a degree students must also complete an application and pass one or more entrance assessments, including the Wonderlic Scholastic Level Exam (“SLE”) or TEAS for the Vocational Nursing programs. While each of our programs has different admissions criteria, we screen all applications and counsel the students on the most appropriate program to increase the likelihood that our students complete the requisite coursework and obtain and sustain employment following graduation. As of June 30, 2026, our diverse population was comprised of 60% Hispanic, 11% Black/African American, 14% White, 6% Asian, 5% Two or More Races, 1% Native Hawaiian or Other Pacific Islander, and 1% American Indian or Alaska Native, with 2% Race and Ethnicity unspecified. The age distribution shows 48% of our students are 25 and older, while 52% are 24 or younger, with a significant majority of 86% being women and 13% being men and 1% Gender unspecified.

Enrollment. We enroll students continuously throughout the year, with our largest classes enrolling in late summer or early fall following high school graduation. We had 3,377 students enrolled as of June 30, 2026, an increase of 8.9% compared to 3,101 students as of June 30, 2025. Our expanding student body reflects the trust and confidence in our educational offerings and our ability to prepare students for successful careers.

The chart below outlines our quarterly consolidated new student starts and end of quarter student enrollment across our colleges.

	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026	June 30, 2026
Consolidated
Starts	849	397	1,227	721	1,117	593	1,078	695
Ending Enrollment	2,539	2,768	3,245	3,101	3,495	3,234	3,550	3,377
Year over Year (%)
Starts	12%	-4%	71%	16%	32%	49%	-12%	-4%
Ending Enrollment	25%	45%	50%	42%	38%	17%	9%	9%

Retention. To maximize student retention, the staff at each school is trained to recognize the early warning signs of a potential drop and to assist and advise students on academic, financial, employment and personal matters. We monitor weekly our retention rates by instructor, course, program and school. When we become aware that a particular instructor or program is experiencing a higher than normal dropout rate, we quickly seek to determine the cause of the problem and attempt to correct it. When we identify that a student is experiencing difficulty academically, we offer tutoring, remediation and assistance and guidance from the program director. With an average monthly program retention rate of 98.1%, our focus on student success and support throughout their educational journey is evident.

Outcome. Our core mission is to prepare students for competitive careers in their chosen fields. As of June 30, 2026, we boast an average placement rate of 72.7%, with individual rates of 73.2% for High Desert Medical College, 72.0% for Central Coast College, 73.4% for Contra Costa Medical Career College and 67.5% for Integrity College of Health. Additionally, our students have achieved an 82.4% NCLEX Pass Rate and a 60.0% Veterinary Technician National Exam Pass Rate, demonstrating the effectiveness of our programs.

Faculty and Employees

Across the organization, we seek to hire faculty who have teaching and/or practitioner experience in their particular discipline and who possess significant and appropriate academic credentials. We hire our faculty in accordance with established criteria set by relevant state law and accreditation standards, including relevant work experience and educational background. We require meaningful industry experience of our teaching staff in order to maintain the quality of instruction in all of our programs and to address current and industry-specific issues in our course content. In addition, we provide intensive instructional training and continuing education, including quarterly instructional development seminars, annual reviews, technical upgrade training, faculty development plans and weekly staff meetings.

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

As of June 30, 2026, we had approximately 120 full-time faculty, including 16 program directors, as well as approximately 180 part-time faculty.

As of June 30, 2026, we and our institution also employed approximately 185 combined non-faculty staff in the areas of university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with us.

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

Each of our institutions (HDMC, CCC, Integrity and CCMCC) participates in the Title IV Programs, as well as other federal and state financial aid programs and is subject to extensive regulation by ED, other federal and state educational agencies and accreditors. CCC, HDMC, and CCMCC are approved to offer, and must comply with applicable requirements related to, veterans education assistance administered by the Department of Veterans Affairs (“VA”). CCC and HDMC are also approved to offer and must comply with applicable requirements related to Cal Grants administered by the California Student Aid Commission, and funds administered under the Workforce Innovation and Opportunity Act. We derive a substantial portion of our revenue and cash flows from the Title IV Programs and a significant portion of our students rely on financial aid received under the Title IV Programs in order to attend our institutions. To participate in the Title IV Programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting body recognized by ED, hold programmatic accreditation if required by a state or federal agency (including as a condition of employment in the occupation for which the institutional program prepares the students), and be certified by ED as an eligible institution.

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

Under the provisions of the Higher Education Act (“HEA”), an institution must apply to ED for continued certification to participate in the Title IV Programs at least every six years or when it undergoes a change in ownership resulting in a change of control. ED defines an institution to consist of both a main campus and its additional locations, if any. Under this definition, for ED purposes, we operate the following four institutions, collectively consisting of four main campuses and two additional locations: HDMC with locations in Lancaster, Bakersfield, and Temecula, CCC with a location in Salinas and a planned new location in Houston, Texas, Integrity with a location in Pasadena, and CCMCC with a location in Antioch. Generally, the recertification process includes a review by ED of an institution’s educational programs and locations, administrative capability, financial responsibility and other oversight categories. The current expiration date of the program participation agreements for HDMC and CCC is September 30, 2026, and these institutions have timely applied for recertification by ED and remain eligible to participate in the Title IV Programs during ED’s review of the recertification applications. The current expiration date of the program participation agreement for Integrity is March 31, 2029. CCMCC is currently participating in the Title IV Programs under a temporary provisional program participation agreement in connection with the change in ownership and control resulting from our acquisition of the institutions. The CCMCC temporary provisional program participation agreement had an expiration date of January 31, 2025, but it continues on a month-to-month basis thereafter based on the institution’s submission to ED of certain required documentation and remains in effect until the conclusion of ED’s review of CCMCC’s pending application for approval of its change in ownership and control.

ED typically provides provisional certification to an institution following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons, including, but not limited to, noncompliance with certain standards of administrative capability and financial responsibility. Integrity is currently approved under a provisional program participation agreement following ED’s approval of its change in ownership and CCMCC is currently approved under a temporary provisional program participation agreement. An institution that is provisionally certified receives fewer due process rights than those received by other institutions in the event ED takes certain adverse actions against the institution, is required to obtain prior ED approvals of new campuses and educational programs and may be subject to heightened scrutiny by ED. However, provisional certification does not otherwise limit an institution’s access to Title IV Program funds.

On October 31, 2023, ED published a final rule revising its Title IV Program certification regulations with an effective date of July 1, 2024. The rule codifies additional grounds for placing an institution on provisional certification, including a determination by ED that an institution is at risk of closure and ED’s consideration of supplementary performance measures that include an institution’s withdrawal rate, recruiting expenses, and licensure pass rate. The revised certification regulations also increase the number of requirements contained in an institution’s Program Participation Agreement (including, for example, a requirement to comply with all state laws related to closure), require certain ownership entities to sign the Program Participation Agreement, establish new standards for maximum program length (including a prohibition on the length of certain educational programs from exceeding the required minimum number of hours established by applicable state(s) for entry-level training requirements for the occupation for which the programs train students), requires certification that an institution’s programs meet applicable educational requirements for graduates to obtain required occupational licensure or certification in a state, and restricts the ability of institutions to withhold transcripts. The revised regulations also impose new potential conditions on provisionally certified institutions, including, but not limited to, the submission of teach-out and/or document retention plans, growth restrictions, acquisition restrictions, additional reporting requirements, limitations on written arrangements, and additional conditions applicable to institutions found to have engaged in substantial misrepresentations or institutions seeking to convert to nonprofit status following a change in ownership. The revised certification regulations are expansive, complex and could be difficult for our institutions to comply with as interpreted by ED. If ED finds that any of our institutions do not fully satisfy all required eligibility and certification standards, ED could limit, condition, suspend, terminate, revoke, or decline to renew our institutions’ participation in the Title IV Programs or impose liabilities or other sanctions. Continued Title IV Program eligibility is critical to the operation of our business. If our institutions become ineligible to participate in the Title IV Programs, or have that participation significantly conditioned, we may be unable to conduct our business as it is currently conducted which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

State Authorization. Our institutions are subject to the educational laws and regulations of the State of California where our physical campuses are located, and CCC’s new additional location in Houston will be subject to the educational laws and regulations of the State of Texas. We also may be subject to the educational laws of other states if we acquire a new institution in the state or if one of our institutions adds a new campus in the state or otherwise conducts other operations in the state covered by applicable state educational law including, but not limited to, student recruitment, advertising, or certain types of distance education. State educational laws establish standards and requirements for, among other things, student instruction, faculty qualifications, campuses and facilities, educational programs, financial stability, administrative staff, marketing and recruiting, distribution of information to current and prospective students, payment of refunds to students who withdraw, private and institutional loans, distance education, student services, student complaints, student admissions, transfer of academic credits, substantive changes, acquisitions, and policies and minimum graduation and job placement outcomes for institutions and/or their individual educational programs. Our institutions are authorized to operate by the California Bureau for Private Postsecondary Education (“BPPE”). CCC must obtain approval from the Texas Workforce Commission (“TWC”) to operate its planned new campus in Houston, Texas, and has not yet submitted its application to the TWC; however, no assurance can be provided that we will receive the TWC approval or the Texas Higher Education Coordinating Board approvals described below in a timely manner, or at all. We also may be required to obtain approvals and comply with requirements of state agencies that regulate certain occupational educational programs such as, for example, VN and phlebotomy. The California Board of Registered Nursing approves the Associate degree of Nursing program at HDMC. The VN programs at HDMC, Integrity and CCMCC are approved by BVNPT. The phlebotomy programs at HDMC, CCC and CCMCC are approved by the California Department of Public Health. CCC will also require Texas Board of Nursing approval to offer VN and registered nursing programs at the new planned campus in Houston, Texas. CCC has submitted a letter of intent to the Texas Board of Nursing and expects to submit its application after it receives TWC approval. In addition, CCC will require approval from the Texas Higher Education Coordinating Board (“THECB”) to offer degree programs at the Houston campus, and expects to submit its applications to the THECB for UT, cardiac sonography, MRI and registered nursing degree programs at the same time as its TWC application. In addition, we are subject to state consumer protection laws.

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

State education laws and regulations may limit our campuses’ ability to operate or to award degrees, diplomas, or certificates or offer new programs. Moreover, under the HEA, authorization by state education agencies is necessary to maintain eligibility to participate in the Title IV Programs. ED regulations also require institutions offering postsecondary education through distance education to students located in a state in which the institution is not physically located (as determined by the institution at the time of a student’s initial enrollment and, if applicable, upon formal receipt of information from the student that their location has changed to another state) to meet state educational requirements in that state or participate in a state authorization reciprocity agreement in order to disburse Title IV funds to such students. We have obtained approval to offer portions of our programs via distance education from ACCET for CCC, CCMCC and HDMC, ABHES for Integrity, and from BPPE for HDMC, CCC, CCMCC and Integrity. The State of California does not, however, presently participate in any state authorization reciprocity agreement whereby our institutions may offer programs via distance education to students located in other states without applicable state authorizations from those other states. Our institutions presently do not have any state postsecondary authorizations outside of California, although CCC plans to seek postsecondary authorization in Texas and has not yet submitted its application to the TWC. CCC does not currently plan to provide programs via distance education to residents of states other than California and Texas, and the other Legacy institutions only provide distance education to residents of California. In addition, an institution must make disclosures readily available to enrolled and prospective students regarding whether programs leading to professional licensure or certification meet state educational requirements, and provide a direct disclosure to students in writing if the program leading to professional licensure or certification does not meet state educational requirements in the state in which the student is located (which is only California for our current students, and will include Texas once students begin classes at the planned campus in Houston). Under ED’s rules effective July 1, 2024, an institution must certify that its programs satisfy the applicable educational requirements for professional licensure or certification needed to practice or find employment in an occupation for which the program prepares a student in the state in which the school is located or where a student is located or intends to seek employment (which, although our current students are located in California, could be a state other than California and could require us to refrain from enrolling students in a state if our program does not satisfy the applicable educational requirements in the state). We believe the Title IV-eligible educational programs offered by our institutions satisfy all currently applicable state educational requirements for professional licensure or certification.

State legislatures often consider legislation affecting regulation of postsecondary educational institutions. Our institutions are located in California (although we anticipate CCC will soon operate a location in Texas) which has expansive laws and regulations impacting for-profit schools like our institutions. Enactment of this legislation and ensuing regulations, or changes in interpretation of existing regulations, may impose substantial costs on our institutions and require them to modify their operations in order to comply with the new regulations. If we are unable to comply with applicable past, current or future state education, consumer protection, licensing, authorization or other requirements in California, Texas, and in any other states in which we may operate in the future, or determine that we are unable to cost effectively comply with new or revised requirements, we could be subject to liabilities, sanctions and other consequences. See “Risk Factor – Any failure to comply with state laws and regulatory requirements, including educational regulations, or new state legislative or regulatory initiatives affecting our institutions, could have a material adverse effect on our total student enrollment, results of operations, financial condition and cash flows.”

Institutional Accreditation. In the U.S., accrediting agencies are non-governmental entities that periodically review the academic quality of an institution’s instructional programs and its administrative and financial operations to ensure the institution has the resources to perform its educational mission. Accrediting agencies impose standards that extend to most aspects of an institution’s operations and educational programs including, but not limited to, requirements to maintain threshold graduation and job placement rates for its educational programs. HDMC, CCC, and CCMCC are currently accredited by ACCET through April 2029, April 2030, and April 2031, respectively. Integrity is accredited by ABHES through February 2032. ED requires an institution to be accredited by an ED-recognized accrediting agency in order for the institution to participate in the Title IV Programs. ACCET and ABHES are ED-recognized accrediting agencies. The failure to comply with accreditation standards could subject an institution to additional requirements, sanctions, and consequences including the potential loss of accreditation. See “Risk Factor - If one or more of our institutions fails to maintain institutional accreditation, or if certain of our programs cannot obtain or maintain programmatic accreditation, our student enrollments would diminish, and our business would suffer.”

Programmatic Accreditation. Many states and professional associations require professional programs to be accredited. While programmatic accreditation is not a sufficient basis to qualify for institutional Title IV Program certification, programmatic accreditation may improve employment opportunities for program graduates in their chosen field. Moreover, ED requires an institution to hold programmatic accreditation for an educational program if required by a state or federal agency (including as a condition of employment in the occupation for which the institutional program prepares the students). The veterinary technology program at CCC is accredited by the American Veterinary Medical Association. Integrity’s Registered Nurse to Bachelor of Science in Nursing program has received initial accreditation from the Commission for Nursing Education Accreditation. In the Spring 2026 visit cycle, ABHES conducted a reaccreditation visit for CCMCC’s Associate of Applied Science in Surgical Technology. CCMCC was granted reaccreditation for the program, with no comments, through February 28, 2033. Additionally, CCC and HDMC are pursuing initial programmatic accreditation with ABHES for the Surgical Technology Associate of Applied Science program. ABHES completed its Fall 2026 visit for CCC’s program and its visit report is pending; CCC expects the ABHES commission to consider the program in January 2027, with a decision expected in mid-February 2027. HDMC expects to submit its self-study in November 2026 for a Spring 2027 visit, with consideration by the ABHES commission expected in July 2027 and a decision expected in August 2027. All of the Title IV-eligible educational programs offered by our institutions are within the scope of institutional accreditation from either ACCET or ABHES, and we do not believe any of our Title IV-eligible educational programs that do not hold programmatic accreditation are required to hold programmatic accreditation by any currently applicable state or federal agency. Those of our programs that do not have programmatic accreditation where available, or fail to maintain such accreditation, may experience adverse publicity, loss of access to Title IV funds, declining enrollments, litigation or other claims from students or suffer other adverse impacts, which could result in it being impractical for us to continue offering such programs.

ED Recognition of Accrediting Agencies. Our participation in the Title IV Programs is dependent on ED continuing to recognize the accrediting agencies that accredit our colleges and universities. Each of our institutions is currently accredited by an ED-recognized accrediting agency. The standards and practices of these agencies have become a focus of attention by state attorneys general, members of Congress, ED’s Office of Inspector General and ED over recent years.

ED held negotiated rulemaking sessions between April and May 2026 to consider amendments to the regulations respecting the Secretary’s recognition of accrediting agencies and related institutional eligibility requirements for the Title IV Programs. The negotiators reached consensus on the proposed rule, which covers topics including institutions switching from one accreditor to another, the recognition process for accrediting agencies, and the recognition criteria for accrediting agencies, including requirements for their standards and policies regarding acceptance of transfer credit, institutional outcomes, academic freedom, and violations of federal and state law. On August 19, 2026, ED published a notice of proposed rulemaking containing language materially identical to the consensus language and will undergo a period of public notice and comment before ED makes any amendments and publishes the final regulations. Therefore, we cannot predict the ultimate content and timing of the final regulations. The earliest the new regulations could go into effect is July 1, 2027. Any future regulations or regulatory changes resulting from this negotiated rulemaking process could impact the ability of the accreditors that accredit our institutions to maintain recognition by ED and the accreditation requirements applicable to our institutions. We cannot predict whether and how such rulemaking would impact our institutions and operations.

If ED withdraws recognition from ACCET and/or ABHES in the future, ED may continue our schools’ eligibility for a period of up to 18 months from the date of the withdrawal of recognition, and our schools could apply for accreditation from the other ED-recognized accrediting agencies. ED could impose provisional certification and other conditions and restrictions on our schools during this period. If ACCET and/or ABHES lose recognition from ED and our schools are unable to obtain accreditation from a different ED-recognized accrediting agency in the required time period, our schools could lose eligibility to participate in Title IV Programs.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”), which became effective July 1, 2026 and makes changes to the HEA, including changes impacting the Title IV programs. ED conducted a negotiated rulemaking process in 2025 and 2026 for the purpose of establishing new regulations implementing the new OBBBA requirements. See “Education Regulations – Negotiated Rulemaking.” We are currently assessing, and will continue to assess, the potential impact of the requirements on us and our institutions. Among other things, the OBBBA establishes limits on the amount of Title IV loans students and parents can borrow. These limits will not apply to students that will be enrolled as of the effective date, up until their expected time of completion as defined by the OBBBA. The OBBBA establishes a limit of $20,000 annually and $65,000 in total for PLUS loans taken out by parent borrowers for undergraduate programs. The OBBBA also creates a lifetime loan limit of $257,500 for all borrowers. It also requires institutions to prorate loans for students attending less than full-time. We are in the process of evaluating the impact these loan limitations may have on our institutions and enrollments and the extent to which alternative sources of funding such as third-party loans may be needed for some of our students.

The OBBBA also establishes a new accountability measure that applies to our degree programs and that is based on a comparison of graduate earnings to the earnings of working adults without degrees. See “Education Regulations - Financial Value Transparency, Gainful Employment, and Accountability Regulations.” We cannot yet predict with certainty whether our degree programs will meet the accountability measure or whether they will be at risk of losing eligibility to participate in the Title IV loan programs.

The OBBBA also restricts student eligibility for the Pell Grant. See “Education Regulations – Negotiated Rulemaking.” Based on our assessment, we do not currently expect this change to have a material impact on the Pell eligibility of our students. The OBBBA also establishes Workforce Pell Grants for eligible students enrolled in certain short-term educational programs that meet eligibility requirements. See “Education Regulations - Negotiated Rulemaking.” We do not plan to participate in the Workforce Pell Grants at this time but we may evaluate potential opportunities under the regulations in the future.

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

Executive Action. There are indications the new administration, and potentially the U.S. Congress, will attempt to dissolve ED, diminish its operational role, and/or transfer some or all of its functions to one or more agencies. In March 2025, ED implemented a reduction in force (“RIF”) that, coupled with resignations by ED staff, reportedly reduced ED’s workforce by approximately half. The RIF also eliminated several school participation divisions, including the school participation division that previously oversaw the operations of our institutions, and eliminated or significantly reduced several other offices or divisions within ED. We currently are working with other offices and personnel at ED on some of our pending matters, but it is possible that we could encounter delays and difficulties obtaining timely ED approval of recent and future acquisitions of other schools. See “Education Regulations – School Acquisitions” and “Education Regulations – Change of Control.” We also could encounter delays and difficulties obtaining timely ED approval of new campuses or other educational programs for which we wish to offer Title IV funds to students and which require ED approval. See “Education Regulations – Opening Additional Campuses and Adding Educational Programs.”

In March 2025, President Trump issued an Executive Order calling for all necessary steps to close ED although the executive order did not indicate the process or timing for accomplishing this task nor identify where some of the functions of ED might be transferred. In 2025 and 2026, ED announced several new interagency agreements under which other federal agencies will provide certain services to ED. We continue to monitor developments in this area, but cannot yet predict whether the administration or Congress will be successful in closing or further reducing ED and/or transferring some or all of its functions to one or more agencies, whether such a proposal would disrupt or change the availability of Title IV funds to us and our students or change the rules applicable to us and our schools to continue receiving Title IV funds, or whether our operations will be impacted by the implementation of the interagency agreements. We also cannot predict the success of any litigation challenging any efforts to close or restructure ED. Any executive or legislative action impacting ED, the availability of Title IV funds, or the rules applicable to us could have a material adverse effect on us and our institutions.

Financial Value Transparency, Gainful Employment, and Accountability Regulations. On May 19, 2023, ED published a notice of proposed rulemaking on financial value transparency and gainful employment, and on October 10, 2023, ED published final regulations which became effective on July 1, 2024. The financial value transparency and gainful employment regulations included standards for annually evaluating postsecondary educational programs based on the calculation of debt-to-earnings rates and an “earnings premium” measure. If these calculations show that any of our educational programs do not comply with debt-to-earnings or median earnings regulatory thresholds for two of three consecutive years, those educational programs would lose Title IV Program eligibility. Multiple lawsuits were filed challenging these regulations, and these were consolidated into one case in the U.S. District Court for the Northern District of Texas. ED subsequently filed a motion for summary judgment, which was granted by the court on October 2, 2025, upholding the validity of the regulations. On November 24, 2025, the plaintiffs appealed the summary judgment ruling. We cannot predict the outcome of the appeal at the Fifth Circuit Court of Appeals.

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

However, ED published final regulations on July 1, 2026 that create new accountability measures based in part on the accountability metrics in the OBBBA and the metrics in the existing gainful employment rules. The new earnings premium measure applies to all degree and non-degree programs at all institutions and eliminates the debt-to-earnings rate measure in the existing gainful employment regulations. Under the earnings premium measure for undergraduate programs (as opposed to the separate measure for graduate programs), the median annual earnings of program completers are compared to the “earnings threshold,” which is the median earnings of holders of high school diplomas who are working adults aged 25-34 using the methodology prescribed in the regulations. If a program does not meet the applicable standard, the institution must provide a prescribed warning to students and prospective students explaining that it has not passed ED’s standards based on reported earnings of program graduates and that the program could lose access to Direct Loans based on the next calculated metrics. The warning must also include information about accessing the program information website maintained by ED and explain that the student must acknowledge the student viewed the warning in order for the institution to disburse Title IV funds to the student. If the program fails the earnings premium measure in two out of three consecutive award years for which the earnings premium measure is calculated, this would result in the program’s loss of eligibility for Title IV Direct Loans once ED completes a termination action under its established proceedings, unless the institution successfully appeals under those proceedings. If more than 50% of an institution’s Title IV-recipient students enrolled in, or more than 50% of the institution’s total Title IV funds are from, programs that fail the earnings premium measure in two out of three consecutive award years for which the earnings premium measure is calculated, the institution could be deemed not administratively capable and be placed on provisional status, and the programs could potentially lose access to all Title IV HEA funds if the institution does not successfully appeal the determination. If the institution meets this threshold in at least one of the three most recent consecutive award years, the institution must provide a warning explaining that program could also lose access to the other Title IV funds. The final rule also, among other things, describes the process and formulas for calculating earnings accountability measures, revises the requirements for institutional reporting to ED, specifies the period of ineligibility for programs that fail the earnings premium measure, allows for limited retention of eligibility during orderly program closure, and modifies the institutional data ED is required to disclose on its program information website (this data will continue to include a program’s earnings premium measure).

The new regulations will go into effect on July 1, 2027 with certain provisions having taken effect on August 31, 2026. It is expected that the first accountability measure calculations will take place in early 2027, and that programs cannot lose eligibility under the new rules until July 1, 2028 after the second accountability measures have been calculated. These dates are subject to change. We are currently evaluating the potential impact of the regulations on the Company. If one or more of our programs fail to comply with the new requirements, those programs could lose access to Title IV Direct Loans, and potentially all Title IV eligibility, which could have a material adverse effect on our student population and our revenues. The new regulations could also require us to modify or eliminate programs to comply with the new regulations.

We expect the new regulations will impact our institutions and operations, but we cannot predict the ultimate scope, content, and impact of the regulations and guidance including any regulations further implementing the new OBBBA requirements. We are currently assessing, and will continue to assess, the potential impact of the new requirements on us and our institutions and to monitor the negotiated rulemaking process.

ED issued guidance on August 11, 2026 requiring institutions that failed to report, or fully report, gainful employment data for prior years to provide such data by January 15, 2027. If one or more of our institutions fail to meet the October 1, 2026 reporting deadline for the most recent year of gainful employment data or fail to provide any missing gainful employment data for prior years by January 15, 2027, ED could impose fines or sanctions or could take administrative action against our institutions.

Borrower Defense to Repayment Regulations. In 1994, pursuant to certain provisions of the Higher Education Act, ED published its first version of the “borrower defense to repayment” (“BDR”) regulations which generally allow federal student loan borrowers to assert a defense to repaying their federal loans based on the conduct of the institution they attended. The amount of loans discharged by ED pursuant to an adjudicated BDR claim may be assessed by ED as a Title IV Program liability against the institution. On November 1, 2016, the Department adopted revised BDR regulations that became effective on July 1, 2017. Under the 2017 version of the BDR regulations, borrowers with federal student loans disbursed after July 1, 2017 can assert a defense to repayment and be eligible for relief based on a nondefault, favorable, contested judgment against the institution from a state or federal court; a claim that the institution failed to perform its obligations under a contract with the student or a claim the institution committed a “substantial misrepresentation” on which the borrower reasonably relied to his or her detriment. On September 23, 2019, the Department again revised its BDR regulations effective July 1, 2020, and created a distinct standard and process for BDR applications applicable to federal student loans first disbursed after July 1, 2020. Under the 2019 version of the BDR regulations, a borrower can assert a defense to repayment and be eligible for relief if the borrower establishes that the institution made a misrepresentation of material fact upon which the borrower reasonably relied in deciding to obtain their loan; the misrepresentation related to the borrower’s enrollment or continuing enrollment at the institution or the provision of education services for which the loan was made; and the borrower was financially harmed by the misrepresentation.

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

Among other things, the revised 2022 version of the BDR regulations also amended the processes for borrowers to receive from ED a discharge of the obligation to repay certain Title IV Program loans when the BDR applications are received on or after, or pending with ED as of July 1, 2023. The revised 2022 version of the BDR regulations applies the revised federal BDR standard to all BDR claims received on or after, or pending with the Secretary as of July 1, 2023, but would not allow for recovery against institutions for discharged amounts first disbursed prior to July 1, 2023 unless the BDR claim would have been approved under the substantive BDR standard applicable to the time period in which the loan was disbursed as set forth in the prior versions of the BDR regulations. The defenses to repayment are based on certain acts or omissions, including misrepresentations by an institution or a covered party. The regulations establish detailed procedures and standards for the loan discharge processes, including the information required for borrowers to receive a loan discharge, and the authority of ED to seek recovery from the institution of the amount of discharged loans. The 2022 version of the revised BDR regulations was to take effect on July 1, 2023, in addition to certain closed school loan discharge provisions that are part of the same rule, but are currently enjoined and delayed. The Career Colleges and Schools of Texas (“CCST”) filed a complaint challenging the regulations in February 2023. In April 2024, the U.S. Court of Appeals for the Fifth Circuit granted a preliminary injunction to block enforcement of the revised 2022 version of the BDR regulations while the case is pending. Further, the OBBBA, enacted July 4, 2025, delays the effective date of the 2022 version of the revised BDR regulations for ten years, until July 1, 2035. Therefore, the amendments to the BDR regulations that were to take effect on July 1, 2023 are not in effect, but the previous BDR regulations in effect prior to July 1, 2023, which first became effective in 2020, generally remain in effect in the meantime and apply different substantive standards and procedures based on when a BDR claimant’s loans were disbursed. CCST filed an amended complaint in March 2026 to also challenge the version of the BDR regulations that became effective in 2020. We cannot predict the outcome of this pending litigation.

On June 22, 2022, ED reached a settlement with plaintiffs in the case titled Sweet v. Cardona, which was filed by student loan borrowers to challenge ED’s adjudication of BDR claims. The settlement resulted in automatic relief of claims pending as of June 22, 2022 that were filed against institutions on a list of about 150 institutions named in the settlement agreement, which did not include any of our institutions. In addition, under the settlement, any borrower who filed a defense to repayment claim between June 22, 2022 and November 15, 2022 are “Post-Class Applicants” whose applications were to be adjudicated under the 2016 version of the BDR regulations and decided by January 2026. HDMC received and timely responded to seven BDR applications from Post-Class Applicants. CCC, Integrity, and CCMCC (at least since we acquired CCMCC) did not receive any BDR applications from Post-Class Applicants. If we or our representatives are found to have engaged in certain acts or omissions under the broad definitions contained in the 2016 version of the BDR regulations, or other BDR regulations that could be in place in the future, we could be subject to substantial repayment obligations and subject to other sanctions.

Since March 2026, CCC has received six BDR applications from ED, HDMC has received eighteen BDR applications from ED, and Integrity has received four BDR applications from ED. CCC, HDMC, and Integrity have either timely responded to, or are in the process of timely responding to, these BDR applications, disputing the validity of the claims. CCMCC has not received any BDR applications in 2026. ED published guidance on March 30, 2026 explaining that it had resumed adjudicating BDR applications that are not impacted by the Sweet v. Cardona settlement. The guidance explains that ED will adjudicate the BDR applications under the currently effective regulations, and that ED will notify institutions of the applications received. It is possible that we could receive BDR claims in the future, including because the March 30, 2026 guidance indicates ED had not yet notified institutions of BDR claims that would be adjudicated under the version of the BDR regulations that became effective in 2020. If we or our representatives are found to have engaged in certain acts or omissions under the definitions contained in the BDR regulations, or other BDR regulations that could be in place in the future, we could be subject to substantial repayment obligations and subject to other sanctions.

The enjoined 2022 version of the BDR regulations, and the versions of the BDR regulations that are currently in effect and that could be in effect in the future, could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate, including a requirement that our institutions submit a letter of credit based on expanded standards of financial responsibility. See “Education Regulations - Financial Responsibility Standards.”

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

90/10 Revenue Test. Under the HEA, a proprietary institution that derives more than 90% of its total revenue from the Title IV Programs or, for fiscal years beginning on or after January 1, 2023 from all federal educational assistance funds, for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV Programs and may not reapply for eligibility until the end of at least two fiscal years (“90/10 Rule”). An institution whose receipts of applicable funds exceed 90% of revenue for a single fiscal year will be placed on provisional certification, be required to notify ED and its students of the possibility of a loss of Title IV Program eligibility, and may be subject to other enforcement measures, including a requirement to submit a letter of credit. See “Education Regulations - Financial Responsibility Standards.” If an institution violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, ED would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

We have calculated the 90/10 Rule percentage for the 2025, 2024, and 2023 fiscal years as follows for HDMC, CCC, and Integrity: HDMC 86.82%, 87.55%, and 84.53%; CCC 80.35%, 79.51%, and 74.48%; and Integrity 84.71%, 84.19%, and 88.14%, respectively. CCMCC’s 90/10 Rule percentage available at the time the Company was acquiring CCMCC was 48.63%, for its 2025 fiscal year was 59.80%, and the percentage for the 2026 fiscal year is expected to be below 90%. Our calculations of the 90/10 Rule percentage for the 2026 fiscal year for HDMC, CCC, Integrity, and CCMCC are due on December 31, 2026 and each is expected to be below 90%. The 90/10 calculations for our institutions are subject to review and potential recalculation by ED. In addition, the 90/10 Rule is complex and there is some ambiguity in certain technical aspects of the calculation methodology by ED under the 90/10 Rule. If ED comes out with additional guidance or interpretations that are different than our interpretations, ED could recalculate the 90/10 Rule percentages of our institutions, which could result in one or more of the percentages exceeding 90%. A loss of eligibility to participate in Title IV Programs for any of our institutions would have a significant impact on the rate at which our students enroll in our programs and on our business and results of operations. Moreover, if an institution violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, ED would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

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

ED regulations have restricted the ability of institutions to limit the amount of Title IV Program loans that students and parents may borrow which can impact our ability to control compliance with the 90/10 Rule at our institutions. However, under a provision of the OBBBA that became effective July 1, 2026, institutions are permitted to limit the total amount of loans that a student may borrow, and that a parent may borrow on behalf of a student, as long as the limit is applied consistently to all students in a program of study. In addition, there is a lack of clarity regarding some of the technical aspects of the calculation methodology under the 90/10 Rule, which may lead to regulatory action or investigation by ED. Changes in, or new interpretations of the calculation methodology or other industry practices under the 90/10 Rule could further significantly impact our compliance with the 90/10 Rule, and responding to any review or investigation by ED involving us could require a significant amount of resources.

Efforts to reduce the 90/10 Rule percentage for our institutions have involved and may in the future involve taking measures that involve interpretations of the 90/10 Rule that are without clear precedent, reduce our revenue or increase our operating expenses (or all of the foregoing, in each case perhaps significantly). Because of the changes to the 90/10 Rule made by ARPA and ED, we may be required to make structural changes to our business to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows. Furthermore, these required changes could be unsuccessful and could make more difficult our ability to comply with other important regulatory requirements, such as the cohort default rate regulations.

However, we cannot predict the need or timing of any such changes, whether these changes would be successful in maintaining compliance with the 90/10 Rule or whether such changes will have other adverse effects on our business.

ED’s current proposed regulatory agenda includes an intent to address certain Title IV eligibility issues via negotiated rulemaking, including amendments to the 90/10 Rule. We cannot predict whether or when ED may amend the 90/10 Rule or the impact any changes to the 90/10 Rule may have on our schools.

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

In September 2025, ED released the final cohort default rates for the 2022 federal fiscal year. These are the most recent final rates published by ED. The rates for our existing institutions for the 2022, 2021, and 2020 federal fiscal years are as follows: HDMC 0%, 0%, and 0%; CCC 0%, 0% and 0%; Integrity 0%, 0%, and 0%; and CCMCC 0%, 0%, and 0%, respectively. Consequently, none of our institutions had a cohort default rate equal to or greater than 30% for the 2022, 2021, and 2020 federal fiscal years. In March 2026, ED released the draft cohort default rates for the 2023 federal fiscal year. The draft rates for our institutions for the 2023 federal fiscal year are as follows: HDMC 0.3%, CCC 1.4%, Integrity 0%, and CCMCC 0.5%. During the COVID-19 pandemic, ED temporarily suspended federal student loan repayment obligations. This suspension, which lasted over three years, contributed to a reduction in our cohort default rates. Our cohort default rates could be substantially higher for the periods after October 2023, when the suspension expired if borrowers do not timely repay their federal student loans. We are engaging in activities aimed at reminding borrowers of their obligations to repay loans and to reduce the number of borrowers who default on their loans; however, we cannot predict or guarantee that these activities will be successful or that the cohort default rates will not increase or exceed applicable eligibility thresholds.

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

ED’s financial responsibility standards also include other requirements which, among other things, can deem an institution to lack financial responsibility if (1) the institution’s audited financial statements include an adverse, qualified, or disclaimed auditor’s opinion unless ED determines such opinion does not have a significant bearing on the institution’s financial condition, or (2) a disclosure in the notes to the financial statements about diminished liquidity, ability to continue operations, or ability to continue as a going concern unless ED determines this condition has been alleviated.

ED annually evaluates the financial responsibility of HDMC, CCC, Integrity, and CCMCC on a consolidated basis. We have calculated our composite score for the 2025 fiscal year to be 3.0; however, this score is subject to determination by ED based on its review of our consolidated audited financial statements for the 2025 fiscal year. Our next composite score will be calculated based on audited financial statements for the 2026 fiscal year due for submission to ED by December 31, 2026. We expect the composite score for the 2026 fiscal year to exceed 1.5, but the final composite score is subject to our final calculation and to determination by ED based on its review of our consolidated financial statements for the 2026 fiscal year. However, if our composite scores in the future were to decrease, we may become subject to the additional requirements noted above or our Title IV Program eligibility could be affected. We cannot predict how long it will take ED to make its determination or the outcome of its determination.

On January 30, 2024, due to a failure to timely return unearned Title IV funds to ED, Integrity was required to submit an acceptable form of financial protection for 25% of the refunds that were made for the fiscal year ended June 30, 2023 in the amount of $18,828. On or about February 13, 2025, due to a failure to timely return unearned Title IV Program funds to ED in the 2023 fiscal year (prior to the Company acquiring CCMCC), CCMCC was required to submit an acceptable form of financial protection in the amount of $15,356. Integrity and CCMCC have submitted the required financial protection to ED. See “Education Regulations - Return of Title IV Program Funds.”

On October 31, 2023, ED published final regulations with a general effective date of July 1, 2024 that, among other things, amended the “general” standards of financial responsibility to revise the timeframe for institutions to submit annual audits, require reporting on the status of foreign entity owners, and add events that constitute a failure to demonstrate an institution is able to meet financial obligations. These regulations also modified the list of triggering events that could result in ED determining that the institution lacks financial responsibility and must submit to ED a letter of credit or other form of acceptable financial protection and accept other conditions on the institution’s Title IV Program eligibility. The regulations create lists of mandatory triggering events and discretionary triggering events. An institution is not able to meet its financial or administrative obligations if a mandatory triggering event occurs. The mandatory triggering events include:

●	an institution with a composite score of less than 1.5 has a recalculated composite score of less than 1.0 as determined by ED as a result of an institutional liability from a monetary award or judgment or settlement resulting from a legal proceeding;

●	an institution (or an entity that has submitted financial statements to ED in connection with a change in ownership) is subject to a government enforcement action (sued by a federal or state authority or via a qui tam action) and the action has been pending for 120 days and no motion to dismiss is pending or has been granted;

●	the institution’s recalculated composite score is less than 1.0 after ED initiates action to recoup funds from the institution after a BDR claim is decided in the borrower’s favor;

●	an institution or entity that submitted an application with ED for a change of ownership has a recalculated composite score of less than 1.0 after a final monetary judgment, award or settlement that was entered against it at any point through the end of the second full fiscal year after the change of ownership;

●	a proprietary institution with a composite score of less than 1.5 or that underwent a change of ownership in the current or previous fiscal year has a recalculated composite score of less than 1.0 as determined by ED as a result of a withdrawal of owner’s equity from the institution unless certain exceptions apply;

●	the institution received at least half of its Title IV funds in the institution’s most recently completed fiscal year from educational programs that are “failing” under the earnings accountability criteria;

●	the institution is required to submit a teach-out plan due to financial concerns;

●	the SEC takes certain actions against a publicly listed entity that directly or indirectly owns at least 50% of an institution or such entity fails to comply with certain filing requirements;

●	the institution did not receive at least 10 percent of its revenue from sources other than Federal educational assistance as calculated under 90/10 rule during its most recently completed fiscal year;

●	the institution’s two most recent cohort default rates are 30 percent or greater, unless a pending appeal could reduce one of the rates;

●	the institution’s composite score is less than 1.0 when recalculated to reflect the offset of distribution after a contribution;

●	the institution or entity included in financial statements is subject to adverse or impermissible conditions under a financing arrangement as a result of ED action;

●	the institution declares financial exigency to government agency or accrediting agency; or

●	the institution or an owner files for a receivership or is ordered to appoint a receiver.

ED also may determine that an institution lacks financial responsibility if one or more of the following discretionary triggering events occurs and the event is likely to have a significant adverse effect on the financial condition of the institution:

●	a show cause or similar order from the institution’s accrediting agency or a government authority;

●	a notice from the institution’s state authorizing or licensing agency of an intent to withdraw or terminate the institution’s state authorization or licensure if the institution does not take steps to comply with state requirements;

●	the institution (or an owner entity covered by the regulation) is subject to a default, delinquency, or other adverse creditor event or to a condition not permitted under the regulation under or related to a loan agreement or other financing agreement or has a judgment awarding monetary relief entered against it that is subject to appeal or under appeal;

●	there is a significant fluctuation in Pell Grant and/or Direct Loans received by an institution during a period of award years;

●	high annual drop-out rates from the institution as determined by ED;

●	ED requires the institutions to provide additional financial reporting due to a failure to meet financial responsibility standards or indicators of significant change in the financial condition of the institution;

●	ED forms a group process to consider pending borrower defense to repayment claims that could be subject to recoupment;

●	a program is discontinued that enrolls more than 25% of the institution’s total enrolled students who receive Title IV Program funds;

●	the institution closes a location that enrolls more than 25% of its total enrolled students who receive Title IV Program funds;

●	the institution, or one of its programs, is cited by a State agency for failing to meet requirements;

●	the institution, or one of its programs, loses eligibility to participate in another Federal educational assistance program;

●	a publicly traded company that directly or indirectly owns at least 50% of the institution discloses in public securities exchange filing that it is under investigation for possible violation of law;

●	the institution is cited by another federal agency and risks losing education assistance funds by that agency;

●	the institution is required to submit a teach-out plan due to concerns other than those constituting a mandatory triggering event; or

●	any other event or condition that ED finds is likely to have a significant adverse effect on the financial condition of the institution.

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

ED’s current proposed regulatory agenda includes an intent to address certain topics including financial responsibility requirements via negotiated rulemaking. We cannot predict whether or how ED will address these requirements or the impact any future changes to financial responsibility requirements may have on our schools.

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

In January through March 2024, ED conducted negotiated rulemaking to prepare proposed regulations on several topics including the rules pertaining to returns of Title IV Program funds. On July 24, 2024, ED promulgated proposed amended regulations related to return of Title IV calculations. ED published the final regulations on January 3, 2025, with a general effective date of July 1, 2026. The regulations codify ED’s guidance requiring the date of determination of withdrawal to be documented within 14 days after the student’s last date of attendance for institutions that take attendance; remove the option for clock-hour programs to use the “cumulative” method to calculate Title IV earned; and change Return of Title IV calculations for programs offered in modules.

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

On July 24, 2025, ED announced its intent to establish two negotiated rulemaking committees to implement recent changes to the Title IV, HEA programs included in the OBBBA. The first of the two negotiated rulemaking committees (the RISE Committee) convened for one session in September and October and one session in November. On November 6, 2025, the RISE Committee reached consensus on proposed regulations related to topics including, for example, new federal student loan borrowing limits for certain borrowers and educational programs, and the agreed upon language was incorporated into a notice of proposed rulemaking published January 30, 2026. After a period of public notice and comment, ED published the final rule in the Federal Register on May 1, 2026. The final rule includes reduced limits on PLUS loans taken out by parent borrowers for undergraduate students to the amounts of $20,000 annually and $65,000 in the aggregate per dependent child. It also limits aggregate loans over a student borrower’s lifetime to $257,500. This limitation does not apply to student borrowers during the expected time to complete their credential if the student is enrolled in a program as of June 30, 2026 and a Direct Loan was made for the program prior to July 1, 2026. Institutions will also be required to reduce federal student loan limits for students who are enrolled as less than full-time students or enrolled in a period of enrollment of less than one full academic year. The new regulations went into effect on July 1, 2026 along with the relevant changes in the OBBBA which became effective on that date.

The second of the two negotiated rulemaking committees (the AHEAD Committee) convened for one session in December 2025 and one session in January 2026. On December 12, 2025, the AHEAD Committee reached consensus on proposed regulations related to Pell Grants, including the new Workforce Pell program. The agreed upon language was incorporated into a notice of proposed rulemaking published March 9, 2026 and ED solicited comments on the proposed rule with such comments due by April 8, 2026. ED published the final regulations on May 19, 2026. The regulations clarify which educational programs are eligible for the Workforce Pell program introduced by the OBBBA. Under the OBBBA and the final regulations, to be eligible a program must meet certain short-term length requirements (at least 8 but less than 15 weeks and (i) at least 150 but less than 600 clock hours, (ii) at least four but less than sixteen semester or trimester hours, or (iii) at least six but less than 24 quarter hours) and comply with certain other prohibitions. The regulations also clarify processes for approval by state governors, the Secretary of Education, and a separate “value-added earnings” measure. Among other requirements, approval from a governor requires the governor to determine the program prepares students for an occupation that aligns with the state’s workforce needs, and the Secretary determines whether the program meets completion, placement rate, and value-added earnings requirements. To comply with the value-added earnings measure, the program’s total published tuition and fees may not exceed the value-added earnings (as defined in the final regulations) of working students who received a Pell Grant for enrollment in the program and completed the program within the applicable cohort period. The new regulations went into effect on July 20, 2026. Many of our programs are longer than the eligibility requirements for the Workforce Pell program, therefore we do not plan to participate at this time, but may evaluate potential opportunities under the regulations in the future.

On January 9, 2026, the AHEAD Committee reached consensus on proposed regulations that create new accountability measures based in part on the accountability metrics in the OBBBA and the metrics in the existing gainful employment rules. The consensus language was incorporated into a notice of proposed rulemaking published April 20, 2026 which underwent a period of public notice and comment (with such comments due by May 20). ED published the final regulations on July 1, 2026. The new earnings premium measure applies to all degree and non-degree programs at all institutions and eliminates the debt-to-earnings rate measure in the existing gainful employment regulations.

If one or more of our programs fail to comply with the new requirements, those programs could lose access to Title IV Direct Loans, and potentially all Title IV eligibility, which could have a material adverse effect on our student population and our revenues. The new regulations could also require us to modify or eliminate programs to comply with the new regulations. See “Education Regulations - Financial Value Transparency, Gainful Employment, and Accountability Regulations.”

We expect the new regulations will impact our institutions and operations, but we cannot predict the ultimate scope, content, and impact of the regulations and guidance including any regulations further implementing the new OBBBA requirements. We are currently assessing, and will continue to assess, the potential impact of the new requirements on us and our institutions and to monitor the negotiated rulemaking process.

ED held negotiated rulemaking sessions between April and May 2026 to consider amendments to the regulations respecting the Secretary’s recognition of accrediting agencies and related institutional eligibility requirements for the Title IV Programs. See “Education Regulations – ED Recognition of Accrediting Agencies.” The negotiators reached consensus on the proposed rule, and on August 19, 2026, ED published a notice of proposed rulemaking containing language materially identical to the consensus language which will undergo a period of public notice and comment before ED makes any amendments and publishes the final regulations. The earliest date the new regulations could take effect is July 1, 2027. Any future regulations or regulatory changes resulting from this negotiated rulemaking process could impact the ability of the accreditors that accredit our institutions to maintain recognition by ED and the accreditation requirements applicable to our institutions. We cannot predict whether and how such rulemaking would impact our institutions and operations.

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

ED’s current proposed regulatory agenda indicates an intent to address several topics (including through rulemaking), including changes in ownership, cash management, administrative capability, program length requirements, financial responsibility requirements, and the 90/10 Rule. We cannot predict how ED’s actions on these topics will impact schools like ours. Future regulatory actions by ED or other agencies that regulate our institutions are likely to occur and to have significant impacts on our business, require us to change our business practices and incur costs of compliance and of developing and implementing changes in operations, as has been the case with past regulatory changes.

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

School Acquisitions. When a company acquires an institution that is eligible to participate in the Title IV Programs, the acquisition generally will result in the institution undergoing a change of ownership resulting in a change of control as defined by ED and under the rules of other agencies and accreditors. Upon such a change, an institution’s eligibility to participate in the Title IV Programs is generally suspended until it has applied for recertification by ED as an eligible school under its new ownership, which requires that the school also re-establish its state authorization and accreditation. ED may temporarily and provisionally certify an institution seeking approval of a change of control under certain circumstances while ED reviews the institution’s application. The temporary provisional certification typically remains in effect on a month-to-month basis during ED’s review of the application as long as the school timely submits certain documentation during the course of ED’s review. ED’s current proposed regulatory agenda includes an intent to address certain issues including change of ownership requirements. We cannot predict how ED will address these requirements or the impact the changes to change of ownership requirements may have on our schools.

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

On June 29, 2026, ED confirmed Integrity remains an eligible institution that qualifies to participate in the Title IV Programs and issued a provisional program participation agreement to Integrity, which will remain in effect until March 31, 2029.

Legacy Education Antioch, LLC, a wholly-owned subsidiary of Legacy LLC (as defined herein) (the “Buyer”) entered into an Asset Purchase Agreement (“APA”) with Legacy Education Inc., Legacy Education, LLC, a wholly-owned subsidiary of the Company (“Legacy LLC” and together with the Company and the Buyer, the “Buyer Parties”), CCMCC, Contra Costa Medical Career College Online, Inc. (“CCMCC Online” and together with CCMCC, “Sellers”) and, solely with respect to certain portions of the APA, Stacey Orozco and Bulmaro Orozco, the sole owners of CCMCC and CCMCC Online (the “CCMCC Transaction”). The CCMCC Transaction was consummated on December 18, 2024.

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

The approval processes for state and accrediting agencies vary in scope and timing with some agencies requiring approval prior to the acquisition and others not conducting their review until after the acquisition has taken place. With regard to the agencies that accredit CCMCC and CCMCC Online, authorize them to operate in the state of California, or approve their programs:

●	California Bureau for Private Postsecondary Education (“BPPE”): Institutions that are licensed by BPPE by means of accreditation, like CCMCC, are required to notify BPPE of the change within 30 days of the change and demonstrate that the substantive change was made in accordance with the institution’s accreditation standards. CCMCC submitted an Application for a Change of Business Organization/Control/Ownership to BPPE on January 16, 2025 which included ACCET’s approval of the change of ownership. By letter dated January 31, 2025, BPPE approved CCMCC to operate under its new ownership.

●	Accrediting Council for Continuing Education and Training (“ACCET”): ACCET accreditation standards require that institutions undergoing a change in ownership or control submit notice at least ten days prior to a prospective agreement for the change. ACCET also requires submission of an application for approval of the change in ownership or control within ten days following the change. CCMCC submitted the application on December 27, 2024. By letter dated January 15, 2025, ACCET provisionally reinstated CCMCC’s accreditation following the change in ownership, and by letter dated September 4, 2025, ACCET granted final approval of the change of ownership.

●	California State Approving Agency for Veterans Education (“CSAAVE”): CSAAVE requires approved institutions to make a post-change submission to CSAAVE for approval of the change when there has been a material change to the institution’s current approval. CCMCC provided notice to CSAAVE of the change on November 12, 2024, and submitted the change of ownership forms. On April 28, 2025, CCMCC provided additional information to CSAAVE regarding its reapproval and on May 1, 2025, CSAAVE approved the application.

●	Accreditation Bureau of Health Education Schools (“ABHES”): ABHES requires institutions that hold ABHES programmatic accreditation to notify it of any change in organizational oversight or legal structure, and to submit a completed application for change in legal status, ownership, or control within five days after the change. CCMCC submitted the application on December 23, 2024. By letter dated January 29, 2025, ABHES approved the change in ownership.

●	California Board of Vocational Nursing and Psychiatric Technicians (“BVNPT”): BVNPT instructed CCMCC to submit formal notification of the change of ownership after receiving BVNPT’s approval to admit a new class of students. CCMCC received such approval on February 4, 2025 and submitted the required form for the change of ownership on February 12, 2025. BVNPT verified it had received notice of the change of ownership on July 17, 2025.

●	California Department of Public Health, Laboratory Field Services (“CDPH”): CDPH requires certain training programs undergoing a change of ownership to notify CDPH within 30 days after the change has occurred and submit a new application package. CCMCC notified CDPH of the change and submitted the application on February 6, 2025. CDPH approved the application, and the approval is valid through January 2027. CCMCC is in the process of submitting its next renewal application.

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

Our institutions may encounter difficulty timely identifying and reporting to ED on the electronic application for each of our institutions’ several hundred owners. CCMCC may also encounter additional difficulty reporting ownership given ED has not yet approved the prior change in control of CCMCC and, as a result, we could encounter difficulty obtaining access to the electronic application. ED has informed us that it only will require us to report owners with a five percent or greater ownership interest in the Company although this guidance could change in the future and we could encounter difficulty identifying and timely reporting owners under current or future ED guidance. Our institutions will also be required to timely report any additional changes to ownership percentages and given the frequency such changes can occur for a publicly traded company, we may have difficulty timely complying with ED’s reporting requirements. These difficulties could result in adverse action by ED, or conditions or restrictions imposed by ED on one or more of our institutions.

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

We have verified that most of our education regulators and accreditors did not treat the Company’s initial public offering that occurred in 2024 as a change in ownership or control requiring agency approval. If agencies require us to obtain approvals in connection with the initial public offering, we will be required to undergo an application process for approvals from the applicable agencies and could be subject to conditions or restrictions depending on the outcome of the approval process. If an agency notified us that we moved forward with the initial public offering without making or obtaining required pre-closing notices and approvals prior to the initial public offering, we could be subject to sanctions by the applicable agencies including loss of our approvals from these agencies. On July 30, 2024, ED provided written confirmation the initial public offering as described would not constitute a change of control under its regulations. However, subsequent offerings, transactions or other events could be deemed to be a change of control in the future.

With regard to the agencies that institutionally accredit our institutions or authorize them to operate in the state of California:

●	BPPE: BPPE regulations require that institutions that are authorized based on their accredited status and which undergo a change in ownership timely submit notice of such change with accompanying documentation to demonstrate that the change was made in accordance with the applicable accreditation standards. On August 8, 2024, BPPE responded to our request for guidance regarding a potential change of ownership process and stated that it would look to the determinations of ABHES and ACCET with respect to the initial public offering. As described below, ABHES and ACCET have provided written confirmation that the initial public offering as described would not constitute a change in legal status, ownership or control under the respective standards. Based on those responses from ABHES and ACCET, we sought confirmation that our institutions need not undergo an approval process with BPPE prior to the offering, and BPPE confirmed on September 11, 2024 that the initial public offering would not be viewed as a change in control and would not require approval from BPPE.
●	ABHES: ABHES accreditation standards require that institutions undergoing a change in legal status, ownership or control submit an application for approval of the change at least 90 days in advance, and that ABHES must approve the change before it takes place. ABHES accreditation standards also require institutions undergoing a change in legal status, ownership or control to submit an additional application within five days after the change, which would also be subject to ABHES approval. We requested guidance from ABHES regarding whether the initial public offering as described will constitute a change in legal status, ownership or control for the purposes of its accreditation standards. On August 12, 2024, ABHES provided written confirmation that the initial public offering as described would not constitute a change in legal status, ownership or control under its standards.
●	ACCET: ACCET accreditation standards require that institutions undergoing a change in ownership or control submit a notice at least ten days prior to such a change, and further submit an application for approval of such a change within ten days following the change. We requested guidance from ACCET regarding whether the initial public offering as described will constitute a change in ownership or control under its accreditation standards and confirmation no approval would be required from ACCET. On September 6, 2024, ACCET provided written confirmation that the initial public offering as described would not constitute a change in ownership or control under its standards.

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

A change of control could occur as a result of future transactions in which the Company or our institutions are involved. Some corporate reorganizations and some changes in the board of directors of the Company are examples of such transactions. ED regulations provide that a change of control of a publicly traded corporation also could occur in one of at least two ways: (a) if a person acquires ownership and control of the corporation so that the corporation is required to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing the change of control or (b) if the corporation has a shareholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest shareholder of the corporation, and that shareholder ceases to own at least 25% of such stock or ceases to be the largest shareholder. These standards are subject to interpretation by ED.

Moreover, the potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock. In addition, the adverse regulatory effect of a change of control also could discourage bids for shares of our common stock and could have an adverse effect on the market price of our shares.

Opening Additional Campuses and Adding Educational Programs. For-profit educational institutions must be authorized by their state education agencies and be fully operational for two years before applying to ED to participate in the Title IV Programs. However, an institution that is certified to participate in the Title IV Programs may establish an additional location and apply to participate in the Title IV Programs at that location without reference to the two-year requirement, if such additional location satisfies all other applicable ED eligibility requirements. Our expansion plans are based, in part, on our ability to open new schools as additional locations of our existing institutions and are dependent upon ED’s timely review and approval of new campuses. CCC plans to open a new additional location in Houston, Texas and is in the process of seeking requisite educational agency approvals. CCC submitted its application to ACCET for approval of the Houston location on September 17, 2026, and the application is under review. Effective July 1, 2024, ED has discretion to condition the participation of provisionally certified schools by restricting or limiting the addition of new programs or locations. If ED chose to impose such a condition on one or more of our institutions, that could negatively impact our expansion plans.

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

Administrative Capability. ED assesses the administrative capability of each institution that participates in the Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead ED to find the institution ineligible to participate in the Title IV Programs or to place the institution on provisional certification as a condition of its participation and potentially impose fines or other sanctions. On October 31, 2023, ED published new regulations revising and expanding its administrative capability standards. Those revisions, effective July 1, 2024, modified the criteria for administrative capability such that they now include, among other things, that the institution:

●	comply with all applicable federal student financial aid requirements;

●	have capable and sufficient personnel to administer the Title IV Programs;

●	administer the Title IV Programs with adequate checks and balances in its system of internal controls over financial reporting;

●	divide the function of authorizing and disbursing or delivering Title IV Program funds so that no office has the responsibility for both functions;

●	establish and maintain records required under the Title IV Program regulations;

●	develop and apply an adequate system to identify and resolve discrepancies in information from sources regarding a student’s application for financial aid under the Title IV Programs;

●	have acceptable methods of defining and measuring the satisfactory academic progress of its students;

●	refer to the Office of the Inspector General any credible information indicating that any applicant, student, employee, third party servicer or other agent of the school has been engaged in any fraud or other illegal conduct involving the Title IV Programs;

●	not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;

●	provide adequate financial aid counseling to its students;

●	submit in a timely manner all reports and financial statements required by the Title IV Program regulations;

●	provide adequate career services and geographically accessible clinical or externship opportunities to its students;

●	disburse funds to students in a timely manner that best meets their needs;

●	does not have educational programs that “fail” accountability measures and that represent 50 percent or more of its total receipts under the Title IV Programs in the most recent award year;

●	does not engage in substantial misrepresentations or aggressive and deceptive recruitment tactics; and

●	not otherwise appear to lack administrative capability.

Failure by us to satisfy any of these or other administrative capability criteria could cause our institutions to be subject to sanctions or other actions by ED or to lose eligibility to participate in the Title IV Programs, which would have a significant impact on our business and results of operations.

Based on the Company’s fiscal year end, our annual compliance audits and audited financial statements were due to ED on December 31, 2025. Due to issues with ED’s systems which the Company raised to ED prior to the submission deadline, our institutions were unable to access the eZ-Audit portal to upload the annual audit submissions to ED. As such, ED could conclude that the annual audit submissions were not filed timely as required and impose sanctions (which we would have the opportunity to appeal). However, we provided the entirety of the annual audit submissions to ED by electronic mail by the required deadline such that ED did receive the required annual audit submissions on a timely basis via alternative means, and we subsequently uploaded the HDMC, CCC, CCMCC, and Integrity audit submissions to the eZ-Audit portal.

ED’s current proposed regulatory agenda includes an intent to address certain issues including administrative capability requirements. We cannot predict whether ED intends to address these requirements through negotiated rulemaking, published guidance, or other actions, nor can we predict the impact on our institutions of any changes that might occur to the administrative capability requirements. We are continuing to monitor developments on this topic.

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

Financial Aid Fraud Detection. Institutions must detect and prevent financial aid fraud attempts. For example, ED requires institutions to maintain systems to identify conflicting information that affects a student’s eligibility for financial aid and resolve it before disbursing aid. ED also requires institutions to report suspicions of fraud to ED’s Office of the Inspector General. On July 17, 2026, ED published guidance regarding its real-time FAFSA fraud detection process, which reminded institutions that they have a fiduciary responsibility for ensuring Title IV funds are disbursed only to eligible students and are responsible for improper payments even in cases of fraud. If our efforts to detect and prevent financial aid fraud are unsuccessful or found to be deficient, it could lead to a finding of noncompliance with Title IV requirements, accreditation standards, or other agencies, and could result in liabilities, loss of accreditation or Title IV eligibility, as well as third-party claims.

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

States that provide financial aid to our students face budgetary constraints, which in certain instances have reduced the level of state financial aid available to our students. Due to state budgetary shortfalls and constraints in certain states in which we operate, the overall level of state financial aid for our students could decrease in the near term, but we cannot predict how significant any such reductions will be or how long they will last. Federal budgetary shortfalls and constraints, or decisions by federal lawmakers to limit or prohibit access by our institutions or their students to federal financial aid, could result in a decrease in the level of federal financial aid for our students. Moreover, our failure to comply with legal requirements applicable to federal and state financial assistance programs could result in repayment liabilities, sanctions, or loss of eligibility to participate in those programs which could impact our results of operations.

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

HDMC offers start dates throughout the year for its various programs, across the three campuses. The programs currently offered as of June 30, 2026 are as follows:

Current Programs Offered

Area of Study	Program	Program Length	Estimated Total Fees, Charges and Expenses
Ultrasound Technician	Associate of Applied Science	108-123 weeks	$60,894
Vocational Nursing AAS	Associate of Applied Science	93-115 weeks	$20,327
Associate Degree Nursing	Associate Degree	96 weeks	$92,235
Cardiac Sonography	Associate of Applied Science	115 weeks	$60,894
Surgical Technology	Associate of Applied Science	62 weeks	$36,370
Ultrasound Technician	Diploma	84-99 weeks	$53,250
Clinical Medical Assisting	Certificate	34-42 weeks	$19,920
Dental Assisting	Certificate	34-42 weeks	$19,920
Medical Administrative Assisting	Certificate	15 weeks	$8,132
Medical Billing and Coding	Certificate	35-43 weeks	$19,920
Pharmacy Technician	Certificate	34-42 weeks	$20,121
Veterinary Assistant	Certificate	35-42 weeks	$19,920
Sterile Processing Technician	Certificate	32 weeks	$15,833
Vocational Nursing	Diploma	61-84 weeks	$36,370
Phlebotomy Technician	Course (Avocational)	5 weeks	$1,972
Magnetic Resonance Imaging	Associate of Applied Science	115 weeks	$61,773
Nursing Assistant	Certificate	9 weeks	$3,353
Pit and Fissure Sealant	Course (Avocational)	16 hours/2 days	$475
California Dental Practice Act	Course (Avocational)	2 hours	$99
Infection Control	Course (Avocational)	8 hours	$249
Radiation Safety	Course (Avocational)	32 hours/4 days	$449
Teaching Adult Learner - Strategies and Techniques for Nurses and Allied Health Program Educators	Course (Avocational)	30 hours	$115
Coronal Polishing	Course (Avocational)	12 hours/2 days	$325
Dispensary Agent Certification	Course (Avocational)	10 hours	$242
Vocational Nursing Pre-Requisite	Course (Avocational)	4 weeks	$850
LVN IV Therapy Certificate	Course (Avocational)	36 hours/4 days	$275
Emergency Medical Technician Certification	Certificate	12 weeks	$2,495

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

Magnetic Resonance Imaging Associate of Applied Science Degree Program

The Magnetic Resonance Imaging program is designed to prepare graduates for employment as an MRI technologist. MRI technologists specialize in MRI scanners, and as part of the program, students utilize Corsmed technology to simulate everything that happens within the MRI scanner, offering state of the art educational modules that complement students’ training by providing remote hands-on ultrasound training, real-patient scanning cases and pathologies, didactic instruction, and assessment.

Surgical Technology Associate of Applied Science Degree Program

The Surgical Technology program is designed to prepare students to enter a medical career in the healthcare industry. Surgical Technologists work to provide quality patient care through functioning in a sterile environment and assisting physicians in operating rooms for procedures performed in hospitals, outpatient surgery centers, physician’s offices and other medical facilities.

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

Vocational Nursing Diploma Program

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

Teaching Adult Learner -Strategies and Techniques for Nurses and Allied Health Program Educators

This is a 30 hour continuing education course and approved for 30 continuing education units by the Board of Registered Nursing. In this course, students learn how to use the newest educational methods to create a classroom that is suited for adult learners. This is a 10-module course with topics that include teaching theory and strategies, curriculum development and program administration.

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

CCC offers start dates throughout the year for its various programs. The programs currently offered as of June 30, 2026 are as follows:

Current Programs Offered

Area of Study	Program	Program Length	Estimated Total Fees, Charges and Expenses
Medical Assisting	Certificate	46 weeks	$19,920
Medical Administrative Assistant	Certificate	48 weeks	$19,920
Nursing Assistant	Certificate	6 weeks	$3,353
Phlebotomy Technician	Course (Avocational)	12 weeks	$4,532
Veterinary Assistant	Certificate	38 weeks	$19,920
Veterinary Technology	Degree (Associate of Applied Science)	84 weeks	$41,427
Computer Specialist: Accounting	Certificate	48 weeks	$19,920
Ultrasound Technician	Diploma	84-99 weeks	$53,250
Cardiac Sonography	Associate of Applied Science	115 weeks	$60,894
Magnetic Resonance Imaging	Associate of Applied Science	115 weeks	$61,773
Vocational Nursing	Diploma	61-84 weeks	$36,370
Ultrasound Technician	Associate of Applied Science	108-123 weeks	$60,894
Surgical Technology	Associate of Applied Science	62 weeks	$36,370
Sterile Processing Technician	Certificate	32 weeks	$15,833
Dental Assisting	Certificate	34-42 weeks	$19,920
Pharmacy Technician	Certificate	18 weeks	$5,445

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

Magnetic Resonance Imaging Associate of Applied Science Degree Program

The Magnetic Resonance Imaging program is designed to prepare graduates for employment as an MRI technologist. MRI technologists specialize in MRI scanners and as part of the program, students utilize Corsmed technology to simulate everything that happens within the MRI scanner, offering state of the art educational modules that complement students’ training by providing remote hands-on ultrasound training, real-patient scanning cases and pathologies, didactic instruction, and assessment.

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

Surgical Technology Associate of Applied Science Degree Program

The Surgical Technology program is designed to prepare students to enter a medical career in the healthcare industry. Surgical Technologists work to provide quality patient care through functioning in a sterile environment and assisting physicians in operating rooms for procedures performed in hospitals, outpatient surgery centers, physician’s offices and other medical facilities.

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

Integrity College of Health

Integrity offers start dates throughout the year for its various programs. The programs currently offered as of June 30, 2026, are as follows:

Current Programs Offered

Area of Study	Program	Program Length	Estimated Total Fees, Charges and Expenses
Vocational Nursing	Diploma	61-84 weeks	$36,370
Medical Assisting	Certificate	34-42 weeks	$19,920
Diagnostic Medical Sonography	Diploma	84-99 weeks	$48,374
Medical Billing and Coding	Certificate	35-43 weeks	$19,920
Bachelor of Science in Nursing (RN to BSN)	BS Degree	46 weeks	$11,477
Veterinary Assistant	Certificate	35-43 weeks	$19,920
Sterile Processing Technician	Certificate	32 weeks	$15,833

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

Bachelor of Science in Nursing

The RN–BSN degree program is designed for students who possess an associate degree and Diploma Registered Nurse license. The blended or online method of delivery is offered for working nurses who require greater flexibility in the education schedule in order to complete their Bachelor’s degree in nursing.

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

Contra Costa Medical Career College

CCMCC offers start dates throughout the year for its various programs. The programs currently offered as of June 30, 2026, are as follows:

Current Programs Offered

Area of Study	Program	Program Length	Estimated Total Fees, Charges and Expenses
Surgical Technology	Associate of Applied Science	61 weeks	$35,311
Sterile Processing Technician	Diploma	28 weeks	$15,372
Diagnostic Medical Sonography	Certificate	72 weeks	$41,364
Medical Assisting with Phlebotomy	Certificate	35 weeks	$16,974
Dental Assisting	Certificate	43 weeks	$16,974
Vocational Nursing	Certificate	62-84 weeks	$35,311
Clinical Medical Assisting	Certificate	10-20 weeks	$6,942
Coronal Polishing	Course (Avocational)	16 hours	$525
Infection Control	Course (Avocational)	8 hours	$425
Dental Radiology	Course (Avocational)	2 weeks	$525
Pit and Fissure Sealant	Course (Avocational)	16 hours	$525
EKG/ECG Technician	Certificate	10 weeks	$3,688
Medical Administrative Assistant /Billing and Coding Specialist	Certificate	10 weeks	$7,895
Medical Assisting	Certificate	20 weeks	$11,202
Pharmacy Technician	Certificate	21 weeks	$6,011
Phlebotomy Technician	Course (Avocational)	4/5/10 weeks	$4,068

Healthcare Career Training Programs

Associate of Applied Science in Surgical Technology Degree Program

The Surgical Technology program is designed to prepare students to enter a medical career in the healthcare industry. Surgical Technologists work to provide quality patient care through functioning in a sterile environment and assisting physicians in operating rooms for procedures performed in hospitals, outpatient surgery centers, physician’s offices and other medical facilities.

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

Our institutions are subject to the educational laws and regulations of the State of California where our physical campuses are located, and CCC’s new additional location in Houston will be subject to the educational laws and regulations of the State of Texas. We also may be subject to the educational laws of other states if we acquire a new institution in the state or if one of our institutions adds a new campus in the state or otherwise conducts other operations in the state covered by applicable state educational law including, but not limited to, student recruitment, advertising or certain types of distance education. State educational laws establish standards and requirements for, among other things, student instruction, faculty qualifications, campuses and facilities, educational programs, financial stability, administrative staff, marketing and recruiting, distribution of information to current and prospective students, payment of refunds to students who withdraw, private and institutional loans, distance education, student services, student complaints, student admissions, transfer of academic credits, substantive changes, acquisitions, and policies and minimum graduation and job placement outcomes for institutions and/or their individual educational programs. Our institutions are authorized to operate by BPPE. CCC must obtain approval from the TWC to operate its planned new campus in Houston, Texas, and has not yet submitted its application to the TWC; however, no assurance can be provided that we will receive the TWC approval or the THECB approvals described below in a timely manner, or at all. We also may be required to obtain approvals and comply with requirements of state agencies that regulate certain occupational educational programs such as, for example, VN and phlebotomy. The California Board of Registered Nursing approves the Associate degree of Nursing program at HDMC. The VN programs at HDMC, Integrity, and CCMCC are approved by BVNPT. The phlebotomy programs at HDMC, CCC and CCMCC are approved by the California Department of Public Health. CCC will also require Texas Board of Nursing approval to offer VN and registered nursing programs at the new planned campus in Houston, Texas. CCC has submitted a letter of intent to the Texas Board of Nursing and expects to submit its application after it receives TWC approval. In addition, CCC will require approval from the THECB to offer degree programs at the Houston campus, and expects to submit its applications to the THECB for UT, cardiac sonography, MRI and registered nursing degree programs at the same time as its TWC application. In addition, we are subject to state consumer protection laws.

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

State education laws and regulations may limit our campuses’ ability to operate or to award degrees, diplomas, or certificates or offer new programs. Moreover, under the HEA, authorization by state education agencies is necessary to maintain eligibility to participate in the Title IV Programs. ED regulations also require institutions offering postsecondary education through distance education to students located in a state in which the institution is not physically located (as determined by the institution at the time of a student’s initial enrollment and, if applicable, upon formal receipt of information from the student that their location has changed to another state) to meet state educational requirements in that state or participate in a state authorization reciprocity agreement in order to disburse Title IV funds to such students. We have obtained approval to offer portions of our programs via distance education from ACCET for CCC, CCMCC and HDMC, ABHES for Integrity, and from the BPPE for HDMC, CCC, CCMCC and Integrity. The State of California does not, however, presently participate in any state authorization reciprocity agreement whereby our institutions may offer programs via distance education to students located in other states without our obtaining applicable authorizations from those other states. Our institutions presently do not have any state postsecondary authorizations outside of California, although CCC plans to seek postsecondary authorization in Texas and has not yet submitted its application to the TWC. CCC does not currently plan to provide programs via distance education to residents of states other than California and Texas, and the other Legacy institutions only provide distance education to residents of California.

In addition, an institution must make disclosures readily available to enrolled and prospective students regarding whether programs leading to professional licensure or certification meet state educational requirements, and provide a direct disclosure to students in writing if the program leading to professional licensure or certification does not meet state educational requirements in the state in which the student is located (which is only California for our current students, and will include Texas once students begin classes at the planned campus in Houston). Under ED’s rules effective July 1, 2024, an institution must certify that its programs satisfy the applicable educational requirements for professional licensure or certification needed to practice or find employment in an occupation for which the program prepares a student in the state in which the school is located or where a student is located or intends to seek employment (which, although our current students are located in California, could be a state other than California and could require us to refrain from enrolling students in a state if our program does not satisfy the applicable educational requirements in the state). We believe the Title IV-eligible educational programs offered by our institutions satisfy all such currently applicable state educational requirements for professional licensure or certification.

State legislatures often consider legislation affecting regulation of postsecondary educational institutions. Our institutions are located in California (although we anticipate CCC will soon operate a location in Texas) which has expansive laws and regulations impacting for-profit schools like our institutions. Enactment of this legislation and ensuing regulations, or changes in interpretation of existing regulations, may impose substantial costs on our institutions and require them to modify their operations in order to comply with the new regulations.

If we are unable to comply with applicable past, current or future state education, consumer protection, licensing, authorization or other requirements in California, Texas, and in any other states in which we may operate in the future, or determine that we are unable to cost effectively comply with new or revised requirements, we could be subject to loss of state authorization and to monetary fines or penalties or limitations on the manner in which we conduct our business, or we could lose enrollments, eligibility to participate in the Title IV Programs and revenues, in any affected states, which could materially affect our results of operations and our growth opportunities.

If one or more of our institutions fails to maintain institutional accreditation, or if certain of our programs cannot obtain or maintain programmatic accreditation, our student enrollments would diminish, and our business would suffer.

Institutional Accreditation. In the U.S., accrediting agencies are non-governmental entities that periodically review the academic quality of an institution’s instructional programs and its administrative and financial operations to ensure the institution has the resources to perform its educational mission. Accrediting agencies impose standards that extend to most aspects of an institution’s operations and educational programs including, but not limited to, requirements to maintain threshold graduation and job placement rates for its educational programs. HDMC, CCC, and CCMCC are currently accredited by ACCET through April 2029, April 2030, and April 2031, respectively. Integrity is accredited by ABHES through February 2032. ED requires an institution to be accredited by an ED-recognized accrediting agency in order for the institution to participate in the Title IV Programs. ACCET and ABHES are ED-recognized accrediting agencies. The failure to comply with accreditation standards could subject an institution to additional oversight and reporting requirements, accreditation proceedings such as a show-cause directive, an action to defer or deny action related to an institution’s application for a new grant of accreditation, or an action to suspend or revoke an institution’s accreditation or a program’s approval. If our institutions or programs are subject to negative accreditation actions or are placed on probationary accreditation status, we may experience adverse publicity, impaired ability to attract and retain students, and substantial expense to obtain unqualified accreditation status. The inability to obtain reaccreditation following periodic reviews or any final loss of institutional accreditation after exhaustion of the administrative agency processes would result in a loss of Title IV Program funds and state authorization for the affected institution. Such events and any related claims brought against us could have a material adverse impact on our business, reputation, financial condition, results of operations and cash flows.

Programmatic Accreditation. Many states and professional associations require professional programs to be accredited. While programmatic accreditation is not a sufficient basis to qualify for institutional Title IV Program certification, programmatic accreditation may improve employment opportunities for program graduates in their chosen field. Moreover, ED requires an institution to hold programmatic accreditation for an educational program if required by a state or federal agency (including as a condition of employment in the occupation for which the institutional program prepares the students). The veterinary technology program at CCC is accredited by the American Veterinary Medical Association. Integrity’s Registered Nurse to Bachelor of Science in Nursing program has received initial accreditation from the Commission for Nursing Education Accreditation. In the Spring 2026 visit cycle, ABHES conducted a reaccreditation visit for CCMCC’s Associate of Applied Science in Surgical Technology. CCMCC was granted reaccreditation for the program, with no comments, through February 28, 2033. Additionally, CCC and HDMC are pursuing initial programmatic accreditation with ABHES for the Surgical Technology Associate of Applied Science program. ABHES completed its Fall 2026 visit for CCC’s program and its visit report is pending; CCC expects the ABHES commission to consider the program in January 2027, with a decision expected in mid-February 2027. HDMC expects to submit its self-study in November 2026 for a Spring 2027 visit, with consideration by the ABHES commission expected in July 2027 and a decision expected in August 2027. All of the Title IV-eligible educational programs offered by our institutions are within the scope of institutional accreditation from either ACCET or ABHES, and we do not believe any of our Title IV-eligible educational programs that do not hold programmatic accreditation are required to hold programmatic accreditation by any currently applicable state or federal agency. Those of our programs that do not have programmatic accreditation, where available, or fail to maintain such accreditation, may experience adverse publicity, loss of access to Title IV funds, declining enrollments, litigation or other claims from students or suffer other adverse impacts, which could result in it being impractical for us to continue offering such programs.

ED Recognition of Accrediting Agencies. Our participation in Title IV Programs is dependent on ED continuing to recognize the accrediting agencies that accredit our colleges and universities. Each of our institutions is currently accredited by an ED-recognized accrediting agency. The standards and practices of these agencies have become a focus of attention by state attorneys general, members of Congress, ED’s Office of Inspector General and ED over recent years.

ED held negotiated rulemaking sessions between April and May 2026 to consider amendments to the regulations respecting the Secretary’s recognition of accrediting agencies and related institutional eligibility requirements for the Title IV Programs. The negotiators reached consensus on the proposed rule, which covers topics including institutions switching from one accreditor to another, the recognition process for accrediting agencies, and the recognition criteria for accrediting agencies, including requirements for their standards and policies regarding acceptance of transfer credit, institutional outcomes, academic freedom, and violations of federal and state law. The consensus language is expected to be incorporated into a notice of proposed rulemaking and will undergo a period of public notice and comment before ED makes any amendments and publishes the final regulations. Therefore, we cannot predict the ultimate content and timing of the final regulations. The earliest the new regulations could go into effect is July 1, 2027. Any future regulations or regulatory changes resulting from this negotiated rulemaking process could impact the ability of the accreditors that accredit our institutions to maintain recognition by ED and the accreditation requirements applicable to our institutions. We cannot predict whether and how such rulemaking would impact our institutions and operations.

If ED withdraws recognition from ACCET and/or ABHES in the future, ED may continue our schools’ eligibility for a period of up to 18 months from the date of the withdrawal of recognition, and our schools could apply for accreditation from other ED-recognized accrediting agencies. ED could impose provisional certification and other conditions and restrictions on our schools during this period. If ACCET and/or ABHES lose recognition from ED and our schools are unable to obtain accreditation from a different ED-recognized accrediting agency in the required time period, our schools could lose eligibility to participate in Title IV Programs.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”), which became effective July 1, 2026 and makes changes to the HEA, including changes impacting Title IV programs. ED conducted a negotiated rulemaking process in 2025 and 2026 for the purpose of establishing new regulations implementing the new OBBBA requirements. See “Education Regulations – Negotiated Rulemaking.” We are currently assessing, and will continue to assess, the potential impact of the requirements on us and our institutions.

Among other things, the OBBBA establishes limits on the amount of Title IV loans students and parents can borrow, establishes a new accountability measure that applies to our degree programs and that is based on a comparison of graduate earnings to the earnings of working adults without degrees, restricts student eligibility for the Pell Grant, and establishes Workforce Pell Grants for eligible students enrolled in certain short-term educational programs that meet eligibility requirements. See “Risk Factors - Additional ED or other rulemaking could materially and adversely affect our operations, business, results of operations, financial condition and cash flows” and “Risk Factors - ED’s financial value transparency, gainful employment, and accountability regulations may limit the programs we can offer students and increase our cost of operations.”

The OBBBA also establishes a new accountability measure that applies to our degree programs and that is based on a comparison of graduate earnings to the earnings of working adults without degrees. We cannot yet predict with certainty whether our degree programs will meet the accountability measure or whether they will be at risk of losing eligibility to participate in the Title IV loan programs.

The OBBBA also restricts student eligibility for the Pell Grant. See “Education Regulations – Negotiated Rulemaking.” Based on our assessment, we do not currently expect this change to have a material impact on the Pell eligibility of our students. The OBBBA also establishes Workforce Pell Grants for eligible students enrolled in certain short-term educational programs that meet eligibility requirements. See “Education Regulations - Negotiated Rulemaking.” We do not plan to participate in the Workforce Pell Grants at this time but we may evaluate potential opportunities under the regulations in the future.

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

There are indications that the new administration, and potentially the U.S. Congress, will attempt to dissolve ED, diminish its operational role, and/or transfer some or all of its functions to one or more agencies. In March 2025, ED implemented a reduction in force (“RIF”) that, coupled with resignations by ED staff, reportedly reduced ED’s workforce by approximately half. The RIF also eliminated several school participation divisions, including the school participation division that previously oversaw the operations of our institutions, and eliminated or significantly reduced several other offices or divisions within ED. We currently are working with other offices and personnel at ED on some of our pending matters, but it is possible that we could encounter delays and difficulties obtaining timely ED approval of recent and future acquisitions of other schools. See “Education Regulations – School Acquisitions” and “Education Regulations – Change of Control.” We also could encounter delays and difficulties obtaining timely ED approval of new campuses or other educational programs for which we wish to offer Title IV funds to students and which require ED approval. See “Education Regulations – Opening Additional Campuses and Adding Educational Programs.”

In March 2025, President Trump issued an Executive Order calling for all necessary steps to close ED although the executive order did not indicate the process or timing for accomplishing this task nor identify where some of the functions of ED might be transferred. In 2025 and 2026, ED announced several new interagency agreements under which other federal agencies will provide certain services to ED. We continue to monitor developments in this area, but cannot yet predict whether the administration or Congress will be successful in closing or further reducing ED and/or transferring some or all of its functions to one or more agencies, whether such a proposal would disrupt or change the availability of Title IV funds to us and our students or change the rules applicable to us and our schools to continue receiving Title IV funds, or whether our operations will be impacted by the implementation of the interagency agreements. We also cannot predict the success of any litigation challenging any efforts to close or restructure ED. Any executive or legislative action impacting ED, the availability of Title IV funds, or the rules applicable to us could have a material adverse effect on us and our institutions.

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

On July 24, 2025, ED announced its intent to establish two negotiated rulemaking committees: to implement recent changes to the Title IV, HEA programs included in the OBBBA. The first of the two negotiated rulemaking committees (the RISE Committee) convened for one session in September and October and one session in November. On November 6, 2025, the RISE Committee reached consensus on proposed regulations related to topics including, for example, new federal student loan borrowing limits for certain borrowers and educational programs, and the agreed upon language was incorporated into a notice of proposed rulemaking published January 30, 2026. After a period of public notice and comment, ED published the final rule in the Federal Register on May 1, 2026. The final rule includes reduced limits on PLUS loans taken out by parent borrowers for undergraduate students to the amounts of $20,000 annually and $65,000 in the aggregate per dependent child. It also limits aggregate loans over a student borrower’s lifetime to $257,500. This limitation does not apply to student borrowers during the expected time to complete their credential if the student is enrolled in a program as of June 30, 2026 and a Direct Loan was made for the program prior to July 1, 2026. Institutions will also be required to reduce federal student loan limits for students who are enrolled as less than full-time students or enrolled in a period of enrollment of less than one full academic year. The new regulations went into effect on July 1, 2026 along with the relevant changes in the OBBBA, which became effective on that date.

The second of the two negotiated rulemaking committees (the AHEAD Committee) convened for one session in December 2025 and one session in January 2026. On December 12, 2025, the AHEAD Committee reached consensus on proposed regulations related to Pell Grants, including the new Workforce Pell program. The agreed upon language was incorporated into a notice of proposed rulemaking published March 9, 2026 and ED solicited comments on the proposed rule with such comments due by April 8, 2026. ED published the final regulations on May 19, 2026. The regulations clarify which educational programs are eligible for the Workforce Pell program introduced by the OBBBA. Under the OBBBA and the final regulations, to be eligible a program must meet certain short-term length requirements (at least 8 but less than 15 weeks and (i) at least 150 but less than 600 clock hours, (ii) at least four but less than sixteen semester or trimester hours, or (iii) at least six but less than 24 quarter hours) and comply with certain other prohibitions. The regulations also clarify processes for approval by state governors, the Secretary of Education, and a separate “value-added earnings” measure. Among other requirements, approval from a governor requires the governor to determine the program prepares students for an occupation that aligns with the state’s workforce needs, and the Secretary determines whether the program meets completion, placement rate, and value-added earnings requirements. To comply with the value-added earnings measure, the program’s total published tuition and fees may not exceed the value-added earnings (as defined in the final regulations) of working students who received a Pell Grant for enrollment in the program and completed the program within the applicable cohort period. The new regulations went into effect on July 20, 2026. Many of our programs are longer than the eligibility requirements for the Workforce Pell program, therefore we do not plan to participate at this time, but may evaluate potential opportunities under the regulations in the future.

On January 9, 2026, the AHEAD Committee reached consensus on proposed regulations that create new accountability measures based in part on the accountability metrics in the OBBBA and the metrics in the existing gainful employment rules. The consensus language was incorporated into a notice of proposed rulemaking published April 20, 2026 which underwent a period of public notice and comment (with such comments due by May 20). ED published the final regulations on July 1, 2026. The new earnings premium measure applies to all degree and non-degree programs at all institutions and eliminates the debt-to-earnings rate measure in the existing gainful employment regulations.

If one or more of our programs fail to comply with the new requirements, those programs could lose access to Title IV Direct Loans, and potentially all Title IV eligibility, which could have a material adverse effect on our student population and our revenues. The new regulations could also require us to modify or eliminate programs to comply with the new regulations. See “Education Regulations - Financial Value Transparency, Gainful Employment, and Accountability Regulations.”

We expect the new regulations will impact our institutions and operations, but we cannot predict the ultimate scope, content, and impact of the regulations and guidance including any regulations further implementing the new OBBBA requirements. We are currently assessing, and will continue to assess, the potential impact of the new requirements on us and our institutions and to monitor the negotiated rulemaking process.

ED held negotiated rulemaking sessions between April and May 2026 to consider amendments to the regulations respecting the Secretary’s recognition of accrediting agencies and related institutional eligibility requirements for the Title IV Programs. See “Education Regulations – ED Recognition of Accrediting Agencies.” The negotiators reached consensus on the proposed rule, and the consensus language is expected to be incorporated into a notice of proposed rulemaking and will undergo a period of public notice and comment before ED makes any amendments and publishes the final regulations. The earliest date the new regulations could take effect is July 1, 2027. Any future regulations or regulatory changes resulting from this negotiated rulemaking process could impact the ability of the accreditors that accredit our institutions to maintain recognition by ED and the accreditation requirements applicable to our institutions. We cannot predict whether and how such rulemaking would impact our institutions and operations.

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

ED’s current proposed regulatory agenda indicates an intent to address several topics (including through rulemaking), including changes in ownership, cash management, administrative capability, program length requirements, financial responsibility requirements and the 90/10 Rule. We cannot predict how ED’s actions on these topics will impact schools like ours. Future regulatory actions by ED or other agencies that regulate our institutions are likely to occur and to have significant impacts on our business, require us to change our business practices and incur costs of compliance and of developing and implementing changes in operations, as has been the case with past regulatory changes.

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

ED’s financial value transparency, gainful employment, and accountability regulations may limit the programs we can offer students and increase our cost of operations.

On May 19, 2023, ED published a notice of proposed rulemaking on financial value transparency and gainful employment, and on October 10, 2023, ED published final regulations which became effective on July 1, 2024.

The financial value transparency and gainful employment regulations included standards for annually evaluating postsecondary educational programs based on the calculation of debt-to-earnings rates and an “earnings premium” measure. If these calculations show that any of our educational programs do not comply with debt-to-earnings or median earnings regulatory thresholds for two of three consecutive years, those educational programs would lose Title IV Program eligibility. Multiple lawsuits were filed challenging these regulations and these were consolidated into one case in the U.S. District Court for the Northern District of Texas. ED subsequently filed a motion for summary judgment, which was granted by the court on October 2, 2025, upholding the validity of the regulations. On November 24, 2025, the plaintiffs appealed the summary judgment ruling. We cannot predict the outcome of the appeal at the Fifth Circuit Court of Appeals.

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

However, ED published final regulations on July 1, 2026 that create new accountability measures based in part on the accountability metrics in the OBBBA and the metrics in the existing gainful employment rules. The new earnings premium measure applies to all degree and non-degree programs at all institutions and eliminates the debt-to-earnings rate measure in the existing gainful employment regulations. Under the earnings premium measure for undergraduate programs (as opposed to the separate measure for graduate programs), the median annual earnings of program completers are compared to the “earnings threshold,” which is the median earnings of holders of high school diplomas who are working adults aged 25-34 using the methodology prescribed in the regulations. If a program does not meet the applicable standard, the institution must provide a prescribed warning to students and prospective students explaining that it has not passed ED’s standards based on reported earnings of program graduates and that the program could lose access to Direct Loans based on the next calculated metrics. The warning must also include information about accessing the program information website maintained by ED and explain that the student must acknowledge the student viewed the warning in order for the institution to disburse Title IV funds to the student. If the program fails the earnings premium measure in two out of three consecutive award years for which the earnings premium measure is calculated, this would result in the program’s loss of eligibility for Title IV Direct Loans once ED completes a termination action under its established proceedings, unless the institution successfully appeals under those proceedings. If more than 50% of an institution’s Title IV-recipient students enrolled in, or more than 50% of the institution’s total Title IV funds are from, programs that fail the earnings premium measure in two out of three consecutive award years for which the earnings premium measure is calculated, the institution could be deemed not administratively capable and be placed on provisional status, and the programs could potentially lose access to all Title IV HEA funds if the institution does not successfully appeal the determination. If the institution meets this threshold in at least one of the three most recent consecutive award years, the institution must provide a warning explaining that program could also lose access to the other Title IV funds. The final rule also, among other things, describes the process and formulas for calculating earnings accountability measures, revises the requirements for institutional reporting to ED, specifies the period of ineligibility for programs that fail the earnings premium measure, allows for limited retention of eligibility during orderly program closure, and modifies the institutional data ED is required to disclose on its program information website (this data will continue to include a program’s earnings premium measure).

The new regulations will go into effect on July 1, 2027 with certain provisions having taken effect on August 31, 2026. It is expected that the first accountability measure calculations will take place in early 2027, and that programs cannot lose eligibility under the new rules until July 1, 2028 after the second accountability measures have been calculated. These dates are subject to change. We are currently evaluating the potential impact of the regulations on the Company. If one or more of our programs fail to comply with the new requirements, those programs could lose access to Title IV Direct Loans, and potentially all Title IV eligibility, which could have a material adverse effect on our student population and our revenues. The new regulations could also require us to modify or eliminate programs to comply with the new regulations.

We expect the new regulations will impact our institutions and operations, but we cannot predict the ultimate scope, content, and impact of the regulations and guidance including any regulations further implementing the new OBBBA requirements. We are currently assessing, and will continue to assess, the potential impact of the new requirements on us and our institutions and to monitor the negotiated rulemaking process.

ED issued guidance on August 11, 2026 requiring institutions that failed to report, or fully report, gainful employment data for prior years to provide such data by January 15, 2027. If one or more of our institutions fail to meet the October 1, 2026 reporting deadline for the most recent year of gainful employment data or fail to provide any missing gainful employment data for prior years by January 15, 2027, ED could impose fines or sanctions or could take administrative action against our institutions.

ED’s “borrower defense to repayment” regulations may subject us to significant repayment liability to ED for discharged federal student loans, posting of substantial letters of credit and other requirements that could have a material adverse effect on us.

In 1994, pursuant to certain provisions of the Higher Education Act, ED published its first version of the “borrower defense to repayment” (“BDR”) regulations which generally allow federal student loan borrowers to assert a defense to repaying their federal loans based on the conduct of the institution they attended. The amount of loans discharged by ED pursuant to an adjudicated BDR claim may be assessed by ED as a Title IV Program liability against the institution. On November 1, 2016, the Department adopted revised BDR regulations that became effective on July 1, 2017. Under the 2017 version of the BDR regulations, borrowers with federal student loans disbursed after July 1, 2017 can assert a defense to repayment and be eligible for relief based on a nondefault, favorable, contested judgment against the institution from a state or federal court; a claim that the institution failed to perform its obligations under a contract with the student or a claim the institution committed a “substantial misrepresentation” on which the borrower reasonably relied to his or her detriment. On September 23, 2019, the Department again revised its BDR regulations effective July 1, 2020, and created a distinct standard and process for BDR applications applicable to federal student loans first disbursed after July 1, 2020. Under the 2019 version of the BDR regulations, a borrower can assert a defense to repayment and be eligible for relief if the borrower establishes that the institution made a misrepresentation of material fact upon which the borrower reasonably relied in deciding to obtain their loan; the misrepresentation related to the borrower’s enrollment or continuing enrollment at the institution or the provision of education services for which the loan was made; and the borrower was financially harmed by the misrepresentation.

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

Among other things, the 2022 version of the BDR regulations also amended the processes for borrowers to receive from ED a discharge of the obligation to repay certain Title IV Program loans when the BDR applications received on or after, or that were pending with ED as of, July 1, 2023. The 2022 version of the BDR regulations applies the revised federal BDR standard to all BDR claims received on or after, or pending with the Secretary as of, July 1, 2023, but would not allow for recovery against institutions for discharged amounts first disbursed prior to July 1, 2023 unless the BDR claim would have been approved under the substantive BDR standard applicable to the time period in which the loan was disbursed as set forth in the prior versions of the BDR regulations. The defenses to repayment are based on certain acts or omissions, including misrepresentations, by an institution or a covered party. The regulations establish detailed procedures and standards for the loan discharge processes, including the information required for borrowers to receive a loan discharge, and the authority of ED to seek recovery from the institution of the amount of discharged loans. The 2022 version of the BDR regulations were to take effect on July 1, 2023, in addition to certain closed school loan discharge provisions that are part of the same rule, but are currently enjoined and delayed. The Career Colleges and Schools of Texas (“CCST”) filed a complaint challenging the regulations in February 2023. In April 2024, the U.S. Court of Appeals for the Fifth Circuit granted a preliminary injunction to block enforcement of the 2022 version of the BDR regulations while the case is pending. Further, the OBBBA, enacted July 4, 2025, delays the effective date of the 2022 version of the revised BDR regulations for ten years, until July 1, 2035. Therefore, the 2022 version of the BDR regulations are not in effect, but the previous BDR regulations in effect prior to July 1, 2023, which first became effective in 2020, generally remain in effect in the meantime and apply different substantive standards and procedures based on when a BDR claimant’s loans were disbursed. CCST filed an amended complaint in March 2026 to also challenge the version of the BDR regulations that became effective in 2020. We cannot predict the outcome of this pending litigation.

On June 22, 2022, ED reached a settlement with plaintiffs in the case titled Sweet v. Cardona, which was filed by student loan borrowers to challenge ED’s adjudication of BDR claims. The settlement resulted in automatic relief of claims pending as of June 22, 2022 that were filed against institutions on a list of about 150 institutions named in the settlement agreement, which did not include any of our institutions. In addition, under the settlement, any borrower who filed a defense to repayment claim between June 22, 2022 and November 15, 2022 are “Post-Class Applicants” whose applications were to be adjudicated under the 2016 version of the BDR regulations and decided by January 2026. HDMC received and timely responded to seven BDR applications from Post-Class Applicants. CCC, Integrity, and CCMCC (at least since we acquired CCMCC) did not receive any BDR applications from Post-Class Applicants. If we or our representatives are found to have engaged in certain acts or omissions under the broad definitions contained in the 2016 version of the BDR regulations, or other BDR regulations that could be in place in the future, we could be subject to substantial repayment obligations and subject to other sanctions.

Since March 2026, CCC has received six BDR applications from ED, HDMC has received eighteen BDR applications from ED, and Integrity has received four BDR applications from ED. CCC, HDMC, and Integrity have either timely responded to, or are in the process of timely responding to, these BDR applications, disputing the validity of the claims. CCMCC has not received any BDR applications in 2026. ED published guidance on March 30, 2026 explaining that it had resumed adjudicating BDR applications that are not impacted by the Sweet v. Cardona settlement. The guidance explains that ED will adjudicate the BDR applications under the currently effective regulations, and that ED will notify institutions of the applications received. It is possible that we could receive BDR claims in the future, including because the March 30, 2026 guidance indicates ED had not yet notified institutions of BDR claims that would be adjudicated under the version of the BDR regulations that became effective in 2020. If we or our representatives are found to have engaged in certain acts or omissions under the definitions contained in the BDR regulations, or other BDR regulations that could be in place in the future, we could be subject to substantial repayment obligations and subject to other sanctions.

The enjoined 2022 version of the BDR regulations, and the versions of the BDR regulations that are currently in effect and that could be in effect in the future, could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate, including a requirement that our institutions submit a letter of credit based on expanded standards of financial responsibility. See “Risk Factors - A failure to maintain compliance with ED’s “financial responsibility” requirements would have negative impacts on our operations.”

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

ED’s financial responsibility standards also include other requirements which, among other things, can deem an institution to lack financial responsibility if (1) the institution’s audited financial statements include an adverse, qualified, or disclaimed auditor’s opinion unless ED determines such opinion does not have a significant bearing on the institution’s financial condition, or (2) a disclosure in the notes to the financial statements about diminished liquidity, ability to continue operations, or ability to continue as a going concern unless ED determines this condition has been alleviated.

ED annually evaluates the financial responsibility of HDMC, CCC, Integrity, and CCMCC on a consolidated basis. We have calculated our composite score for the 2025 fiscal year to be 3.0, however this score is subject to determination by ED based on its review of our consolidated audited financial statements for the 2025 fiscal year. Our next composite score will be calculated based on audited financial statements for the 2026 fiscal year due for submission to ED by December 31, 2026. We expect the composite score for the 2026 fiscal year to exceed 1.5, but the final composite score is subject to our final calculation and to determination by ED based on its review of our consolidated financial statements for the 2026 fiscal year. However, if our composite scores in the future were to decrease, we may become subject to the additional requirements noted above or our Title IV Program eligibility could be affected. We cannot predict how long it will take the ED to make its determination or the outcome of its determination.

On January 30, 2024, due to a failure to timely return unearned Title IV funds to ED, Integrity was required to submit an acceptable form of financial protection for 25% of the refunds that were made for the fiscal year ended June 30, 2023 in the amount of $18,828. On or about February 13, 2025, due to a failure to timely return unearned Title IV Program funds to ED in the 2023 fiscal year (prior to the Company acquiring CCMCC), CCMCC was required to submit an acceptable form of financial protection in the amount of $15,356. Integrity and CCMCC have submitted the required financial protection to ED. See “Education Regulations - Return of Title IV Program Funds.”

On October 31, 2023, ED published final regulations with a general effective date of July 1, 2024 that, among other things, amended the “general” standards of financial responsibility to revise the timeframe for institutions to submit annual audits, require reporting on the status of foreign entity owners, and add events that constitute a failure to demonstrate an institution is able to meet financial obligations. These regulations also modified the list of triggering events that could result in ED determining that the institution lacks financial responsibility and must submit to ED a letter of credit or other form of acceptable financial protection and accept other conditions on the institution’s Title IV Program eligibility. The regulations create lists of mandatory triggering events and discretionary triggering events. An institution is not able to meet its financial or administrative obligations if a mandatory triggering event occurs. The mandatory triggering events include:

●	an institution with a composite score of less than 1.5 has a recalculated composite score of less than 1.0 as determined by ED as a result of an institutional liability from a monetary award or judgment or settlement resulting from a legal proceeding;

●	an institution (or an entity that has submitted financial statements to ED in connection with a change in ownership) is subject to a government enforcement action (sued by a federal or state authority or via a qui tam action) and the action has been pending for 120 days and no motion to dismiss is pending or has been granted;

●	the institution’s recalculated composite score is less than 1.0 after ED initiates action to recoup funds from the institution after a BDR claim is decided in the borrower’s favor;

●	an institution or entity that submitted an application with ED for a change of ownership has a recalculated composite score of less than 1.0 after a final monetary judgment, award or settlement that was entered against it at any point through the end of the second full fiscal year after the change of ownership;

●	a proprietary institution with a composite score of less than 1.5 or that underwent a change of ownership in the current or previous fiscal year has a recalculated composite score of less than 1.0 as determined by ED as a result of a withdrawal of owner’s equity from the institution unless certain exceptions apply;

●	the institution received at least half of its Title IV funds in the institution’s most recently completed fiscal year from educational programs that are “failing” under the earnings accountability criteria;

●	the institution is required to submit a teach-out plan due to financial concerns;

●	the SEC takes certain actions against a publicly listed entity that directly or indirectly owns at least 50% of an institution or such entity fails to comply with certain filing requirements;

●	the institution did not receive at least 10 percent of its revenue from sources other than Federal educational assistance as calculated under 90/10 rule during its most recently completed fiscal year;

●	the institution’s two most recent cohort default rates are 30 percent or greater, unless a pending appeal could reduce one of the rates;

●	the institution’s composite score is less than 1.0 when recalculated to reflect the offset of distribution after a contribution;

●	the institution or entity included in financial statements is subject to adverse or impermissible conditions under a financing arrangement as a result of ED action;

●	the institution declares financial exigency to government agency or accrediting agency; or

●	the institution or an owner files for a receivership or is ordered to appoint a receiver.

ED also may determine that an institution lacks financial responsibility if one or more of the following discretionary triggering events occurs and the event is likely to have a significant adverse effect on the financial condition of the institution:

●	a show cause or similar order from the institution’s accrediting agency or a government authority;

●	a notice from the institution’s state authorizing or licensing agency of an intent to withdraw or terminate the institution’s state authorization or licensure if the institution does not take steps to comply with state requirements;

●	the institution (or an owner entity covered by the regulation) is subject to a default, delinquency, or other adverse creditor event, or to a condition not permitted under the regulation, under or related to a loan agreement or other financing arrangement or has a judgment awarding monetary relief entered against it that is subject to appeal or under appeal;

●	there is a significant fluctuation in Pell Grant and/or Direct Loans received by an institution during a period of award years;

●	high annual drop-out rates from the institution as determined by ED;

●	ED requires the institutions to provide additional financial reporting due to a failure to meet financial responsibility standards or indicators of significant change in the financial condition of the institution;

●	ED forms a group process to consider pending borrower defense to repayment claims that could be subject to recoupment;

●	a program is discontinued that enrolls more than 25% of the institution’s total enrolled students who receive Title IV Program funds;

●	the institution closes a location that enrolls more than 25% of its total enrolled students who receive Title IV Program funds;

●	the institution, or one of its programs, is cited by a State agency for failing to meet requirements;

●	the institution, or one of its programs, loses eligibility to participate in another Federal educational assistance program;

●	a publicly traded company that directly or indirectly owns at least 50% of the institution discloses in public securities exchange filing that it is under investigation for possible violation of law;

●	the institution is cited by another federal agency and risks losing education assistance funds by that agency;

●	the institution is required to submit a teach-out plan due to concerns other than those constituting a mandatory triggering event; or

●	any other event or condition that ED finds is likely to have a significant adverse effect on the financial condition of the institution.

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

ED’s current proposed regulatory agenda includes an intent to address certain issues including financial responsibility requirements via negotiated rulemaking. We cannot predict whether or how ED will address these requirements or the impact any future changes to financial responsibility requirements may have on our schools.

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

ED assesses the administrative capability of each institution that participates in the Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead ED to find the institution ineligible to participate in the Title IV Programs or to place the institution on provisional certification as a condition of its participation and potentially impose fines or other sanctions. On October 31, 2023, ED published regulations revising and expanding its administrative capability standards. Those revisions, effective July 1, 2024, modified the criteria for administrative capability such that they now include, among other things, that the institution:

●	comply with all applicable federal student financial aid requirements;

●	have capable and sufficient personnel to administer the Title IV Programs;

●	administer the Title IV Programs with adequate checks and balances in its system of internal controls over financial reporting;

●	divide the function of authorizing and disbursing or delivering Title IV Program funds so that no office has the responsibility for both functions;

●	establish and maintain records required under the Title IV Programs regulations;

●	develop and apply an adequate system to identify and resolve discrepancies in information from sources regarding a student’s application for financial aid under the Title IV Programs;

●	have acceptable methods of defining and measuring the satisfactory academic progress of its students;

●	refer to the Office of the Inspector General any credible information indicating that any applicant, student, employee, third party servicer or other agent of the school has been engaged in any fraud or other illegal conduct involving the Title IV Programs;

●	not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;

●	provide adequate financial aid counseling to its students;

●	submit, in a timely manner, all reports and financial statements required by the Title IV Program regulations;

●	provide adequate career services and geographically accessible clinical or externship opportunities to its students;

●	disburse funds to students in a timely manner that best meets their needs;

●	does not have educational programs that “fail” accountability measures and that represent 50 percent or more of its total receipts under the Title IV Programs in the most recent award year;

●	does not engage in substantial misrepresentations or aggressive and deceptive recruitment tactics; and

●	not otherwise appear to lack administrative capability.

Failure by us to satisfy any of these or other administrative capability criteria could cause our institutions to be subject to sanctions or other actions by ED or to lose eligibility to participate in the Title IV Programs, which would have a significant impact on our business and results of operations.

Based on the Company’s fiscal year end, our annual compliance audits and audited financial statements were due to ED on December 31, 2025. Due to issues with ED’s systems which the Company raised to ED prior to the submission deadline, our institutions were unable to access the eZ-Audit portal to upload the annual audit submissions to ED. As such, ED could conclude that the annual audit submissions were not filed timely as required and impose sanctions (which we would have the opportunity to appeal).

ED’s current proposed regulatory agenda includes an intent to address certain issues including administrative capability requirements. We cannot predict whether ED intends to address these requirements through negotiated rulemaking, published guidance, or other actions, nor can we predict the impact on our institutions of any changes that might occur to the administrative capability requirements. We are continuing to monitor developments on this topic.

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

Under the HEA, a proprietary institution that derives more than 90% of its total revenue from the Title IV Programs or, for fiscal years beginning on or after January 1, 2023, from all federal educational assistance funds, for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV Programs and may not reapply for eligibility until the end of at least two fiscal years (“90/10 Rule”). An institution whose receipts of applicable funds exceed 90% of revenue for a single fiscal year will be placed on provisional certification, be required to notify ED and its students of the possibility of a loss of Title IV Program eligibility, and may be subject to other enforcement measures, including a requirement to submit a letter of credit. See “Business - Education Regulations - Financial Responsibility Standards.” If an institution violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, ED would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

We have calculated the 90/10 Rule percentages for the 2025, 2024, and 2023 fiscal years as follows for HDMC, CCC, and Integrity: HDMC 86.82%, 87.55%, and 84.53%; CCC 80.35%, 79.51%, and 74.48%; and Integrity 84.71%, 84.19%, and 88.14% respectively. CCMCC’s 90/10 Rule percentage available at the time the Company was acquiring CCMCC was 48.63%, for its 2025 fiscal year was 59.80%, and the percentage for the 2026 fiscal year is expected to be below 90%. Our calculations of the 90/10 Rule percentage for the 2026 fiscal year for HDMC, CCC, Integrity, and CCMCC are due on December 31, 2026 and each is expected to be below 90%. The 90/10 calculations for our institutions are subject to review and potential recalculation by ED. In addition, the 90/10 Rule is complex and there is some ambiguity in certain technical aspects of the calculation methodology under the 90/10 Rule. If ED comes out with additional guidance or interpretations that are different than our interpretations, ED could recalculate the 90/10 Rule percentages of our institutions, which could result in one or more of the percentages exceeding 90%. All of these calculations are subject to review, differing interpretations, and potential recalculation by ED which makes it more difficult for our institutions to comply with the 90/10 Rule. A loss of eligibility to participate in Title IV Programs for any of our institutions would have a significant impact on the rate at which our students enroll in our programs and on our business and results of operations. Moreover, if an institution violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, ED would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

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

ED regulations have restricted the ability of institutions to limit the amount of Title IV Program loans that students and parents may borrow which can impact our ability to control compliance with the 90/10 Rule at our institutions. However, under a provision of the OBBBA that became effective July 1, 2026, institutions are permitted to limit the total amount of loans that a student may borrow, and that a parent may borrow on behalf of a student, as long as the limit is applied consistently to all students in a program of study. In addition, there is a lack of clarity regarding some of the technical aspects of the calculation methodology under the 90/10 Rule, which may lead to regulatory action or investigations by ED. Changes in, or new interpretations of, the calculation methodology or other industry practices under the 90/10 Rule could further significantly impact our compliance with the 90/10 Rule, and responding to any review or investigation by ED involving us could require a significant amount of resources. Efforts to reduce the 90/10 Rule percentage for our institutions have involved and may in the future involve taking measures that involve interpretations of the 90/10 Rule that are without clear precedent, reduce our revenue or increase our operating expenses (or all of the foregoing, in each case perhaps significantly). Because of the changes to the 90/10 Rule made by ARPA and ED, we may be required to make structural changes to our business to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows. Furthermore, these required changes could be unsuccessful and could make more difficult our ability to comply with other important regulatory requirements, such as the cohort default rate regulations.

However, we cannot predict the need or timing of any such changes, whether these changes would be successful in maintaining compliance with the 90/10 Rule or whether such changes will have other adverse effects on our business. ED’s current proposed regulatory agenda includes an intent to address certain Title IV eligibility issues via negotiated rulemaking, including amendments to the 90/10 Rule. We cannot predict whether or when ED may amend the 90/10 Rule or the impact any changes to the 90/10 Rule may have on our schools.

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

In September 2025, ED released the final cohort default rates for the 2022 federal fiscal year. These are the most recent final rates published by ED. The rates for our existing institutions for the 2022, 2021, and 2020 federal fiscal years respectively are as follows: HDMC 0%, 0% and 0%; CCC 0%, 0% and 0%, Integrity 0%, 0%, and 0%; and CCMCC 0%, 0%, and 0%. Consequently, none of our institutions had a cohort default rate equal to or greater than 30% for the 2022, 2021, and 2020 federal fiscal years. In March 2026, ED released the draft cohort default rates for the 2023 federal fiscal year. The draft rates for our institutions for the 2023 federal fiscal year are as follows: HDMC 0.3%, CCC 1.4%, Integrity 0%, and CCMCC 0.5%. During the COVID-19 pandemic, ED temporarily suspended federal student loan repayment obligations. This suspension, which lasted over three years, contributed to a reduction in our cohort default rates. Our cohort default rates could be substantially higher for the periods after October 2023, when the suspension expired if borrowers do not timely repay their federal student loans. We are engaging in activities aimed at reminding borrowers of their obligations to repay loans and to reduce the number of borrowers who default on their loans; however, we cannot predict or guarantee that these activities will be successful or that the cohort default rates will not increase or exceed applicable eligibility thresholds.

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

Under the provisions of the HEA, an institution must apply to ED for continued certification to participate in the Title IV Programs at least every six years or when it undergoes a change in ownership resulting in a change of control. ED defines an institution to consist of both a main campus and its additional locations, if any. Under this definition, for ED purposes, we operate the following four institutions, collectively consisting of four main campuses and two additional locations: HDMC with locations in Lancaster, Bakersfield, and Temecula; CCC with a location in Salinas and a planned new location in Houston, Texas, Integrity located in Pasadena, and CCMCC with a location in Antioch. Generally, the recertification process includes a review by ED of an institution’s educational programs and locations, administrative capability, financial responsibility and other oversight categories. The current expiration date of the program participation agreements for HDMC and CCC is September 30, 2026, and these institutions have timely applied for recertification by ED and remain eligible to participate in the Title IV Programs during ED’s review of the recertification applications. The current expiration date of the program participation agreement for Integrity is March 31, 2029. CCMCC is currently participating in the Title IV Programs under a temporary provisional program participation agreement in connection with the change in ownership and control resulting from our acquisition of the institutions. The CCMCC temporary provisional program participation agreement had an expiration date of January 31, 2025 but it continues on a month-to-month basis thereafter based on the institution’s submission to ED of certain required documentation and remains in effect until the conclusion of ED’s review of CCMCC’s pending application for approval of its change in ownership and control.

ED typically provides provisional certification to an institution following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons, including, but not limited to, noncompliance with certain standards of administrative capability and financial responsibility. Integrity is currently approved under a provisional program participation agreement following ED’s approval of its change in ownership and CCMCC is currently approved under a temporary provisional program participation agreement. An institution that is provisionally certified receives fewer due process rights than those received by other institutions in the event ED takes certain adverse actions against the institution, is required to obtain prior ED approvals of new campuses and educational programs and may be subject to heightened scrutiny by ED. However, provisional certification does not otherwise limit an institution’s access to Title IV Program funds.

On October 31, 2023, ED published a final rule revising its Title IV Program certification regulations, with an effective date of July 1, 2024. The rule codifies additional grounds for placing an institution on provisional certification, including a determination by ED that an institution is at risk of closure and ED’s consideration of supplementary performance measures that include an institution’s withdrawal rate, recruiting expenses, and licensure pass rate. The revised certification regulations also increase the number of requirements contained in an institution’s Program Participation Agreement (including, for example, a requirement to comply with all state laws related to closure), require certain ownership entities to sign the Program Participation Agreement, establish new standards for maximum program length (including a prohibition on the length of certain educational programs from exceeding the required minimum number of hours established by applicable state(s) for entry-level training requirements for the occupation for which the programs train students), require certification that an institution’s programs meet applicable educational requirements for graduates to obtain required occupational licensure or certification in a state, and restricts the ability of institutions to withhold transcripts. The revised regulations also impose new potential conditions on provisionally certified institutions, including but not limited to the submission of teach-out and/or document retention plans, growth restrictions, acquisition restrictions, additional reporting requirements, limitations on written arrangements, and additional conditions applicable to institutions found to have engaged in substantial misrepresentations or institutions seeking to convert to nonprofit status following a change in ownership. The revised certification regulations are expansive, complex and could be difficult for our institutions to comply with as interpreted by ED. If ED finds that any of our institutions do not fully satisfy all required eligibility and certification standards, ED could limit, condition, suspend, terminate, revoke, or decline to renew our institutions’ participation in the Title IV Programs or impose liabilities or other sanctions. Continued Title IV Program eligibility is critical to the operation of our business. If our institutions become ineligible to participate in the Title IV Programs, or have that participation significantly conditioned, we may be unable to conduct our business as it is currently conducted which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we acquire an institution, the acquisition generally constitutes a change in ownership and control that requires the institution to obtain approvals from ED and applicable state and accrediting agencies in order to remain eligible to participate in the Title IV Programs and continue to operate as an accredited institution in the states where the institution operates.

When a company acquires an institution that is eligible to participate in the Title IV Programs, the acquisition generally will result in the institution undergoing a change of ownership resulting in a change of control as defined by ED and under the rules of other agencies and accreditors. Upon such a change, an institution’s eligibility to participate in the Title IV Programs is generally suspended until it has applied for recertification by ED as an eligible school under its new ownership, which requires that the school also re-establish its state authorization and accreditation. ED may temporarily and provisionally certify an institution seeking approval of a change of control under certain circumstances while ED reviews the institution’s application. The temporary provisional certification typically remains in effect on a month-to-month basis during ED’s review of the application as long as the school timely submits certain documentation during the course of ED’s review. ED’s current proposed regulatory agenda includes an intent to address certain issues including change of ownership requirements. We cannot predict how ED will address these requirements or the impact the changes to change of ownership requirements may have on our schools.

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

On June 29, 2026, ED confirmed Integrity remains an eligible institution that qualifies to participate in the Title IV Programs and issued a provisional program participation agreement to Integrity, which will remain in effect until March 31, 2029.

Legacy Education Antioch, LLC, a wholly-owned subsidiary of Legacy LLC (as defined herein) (the “Buyer”) entered into an APA with the Company, Legacy Education, LLC, a wholly-owned subsidiary of the Company, CCMCC, CCMCC Online and, solely with respect to certain portions of the APA, Stacey Orozco and Bulmaro Orozco, the sole owners of CCMCC and CCMCC Online. The CCMCC Transaction was consummated on December 18, 2024.

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

The approval processes for state and accrediting agencies vary in scope and timing with some agencies requiring approval prior to the acquisition and others not conducting their review until after the acquisition has taken place. With regard to the agencies that accredit CCMCC and CCMCC Online, authorize them to operate in the state of California, or approve their programs:

●	California Bureau for Private Postsecondary Education (“BPPE”): Institutions that are licensed by BPPE by means of accreditation, like CCMCC, are required to notify BPPE of the change within 30 days of the change and demonstrate that the substantive change was made in accordance with the institution’s accreditation standards. CCMCC submitted an Application for a Change of Business Organization/Control/Ownership to BPPE on January 16, 2025 which included ACCET’s approval of the change of ownership. By letter dated January 31, 2025, BPPE approved CCMCC to operate under its new ownership.

●	Accrediting Council for Continuing Education and Training (“ACCET”): ACCET accreditation standards require that institutions undergoing a change in ownership or control submit notice at least ten days prior to a prospective agreement for the change. ACCET also requires submission of an application for approval of the change in ownership or control within ten days following the change. CCMCC submitted the application on December 27, 2024. By letter dated January 15, 2025, ACCET provisionally reinstated CCMCC’s accreditation following the change in ownership, and by letter dated September 4, 2025, ACCET granted final approval of the change of ownership.

●	California State Approving Agency for Veterans Education (“CSAAVE”): CSAAVE requires approved institutions to make a post-change submission to CSAAVE for approval of the change when there has been a material change to the institution’s current approval. CCMCC provided notice to CSAAVE of the change on November 12, 2024, and submitted the change of ownership forms. On April 28, 2025, CCMCC provided additional information to CSAAVE regarding its reapproval and on May 1, 2025, CSAAVE approved the application.

●	Accreditation Bureau of Health Education Schools (“ABHES”): ABHES requires institutions that hold ABHES programmatic accreditation to notify it of any change in organizational oversight or legal structure, and to submit a completed application for change in legal status, ownership, or control within five days after the change. CCMCC submitted the application on December 23, 2024. By letter dated January 29, 2025, ABHES approved the change in ownership.

●	California Board of Vocational Nursing and Psychiatric Technicians (“BVNPT”): BVNPT instructed CCMCC to submit formal notification of the change of ownership after receiving BVNPT’s approval to admit a new class of students. CCMCC received such approval on February 4, 2025 and submitted the required form for the change of ownership on February 12, 2025. BVNPT verified it had received notice of the change of ownership on July 17, 2025.

●	California Department of Public Health, Laboratory Field Services (“CDPH”): CDPH requires certain training programs undergoing a change of ownership to notify CDPH within 30 days after the change has occurred and submit a new application package. CCMCC notified CDPH of the change and submitted the application on February 6, 2025. CDPH approved the application, and the approval is valid through January 2027. CCMCC is in the process of submitting its next renewal application.

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

Other types of transactions could constitute a change in ownership and control that requires the institution to obtain approvals from ED and applicable state and accrediting agencies in order to remain eligible to participate in the Title IV Programs and continue to operate as an accredited institution in the states where the institution operates and may subject the institution to further conditions or restrictions as a result.

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

Our institutions may encounter difficulty timely identifying and reporting to ED on the electronic application for each of our institutions’ several hundred owners. CCMCC may also encounter additional difficulty reporting ownership given ED has not yet approved the prior change in control of CCMCC and, as a result, we could encounter difficulty obtaining access to the electronic application. ED has informed us that it only will require us to report owners with a five percent or greater ownership interest in the Company although this guidance could change in the future and we could encounter difficulty identifying and timely reporting owners under current or future ED guidance. Our institutions will also be required to timely report any additional changes to ownership percentages and given the frequency such changes can occur for a publicly traded company, we may have difficulty timely complying with ED’s reporting requirements. These difficulties could result in adverse action by ED, or conditions or restrictions imposed by ED on one or more of our institutions.

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

We have verified that most of our education regulators and accreditors did not treat the Company’s initial public offering that occurred in 2024 as a change in ownership or control requiring agency approval. If agencies require us to obtain approvals in connection with the initial public offering, we will be required to undergo an application process for approvals from the applicable agencies and could be subject to conditions or restrictions depending on the outcome of the approval process. If an agency notified us that we moved forward with the initial public offering without making or obtaining required pre-closing notices and approvals prior to the initial public offering, we could be subject to sanctions by the applicable agencies including loss of our approvals from these agencies. On July 30, 2024, ED provided written confirmation the offering as described would not constitute a change of control under its regulations. However, subsequent offerings, transactions or other events could be deemed to be a change of control in the future.

With regard to the agencies that institutionally accredit our institutions or authorize them to operate in the state of California:

●	BPPE: BPPE regulations require that institutions that are authorized based on their accredited status and which undergo a change in ownership timely submit notice of such change with accompanying documentation to demonstrate that the change was made in accordance with the applicable accreditation standards. On August 8, 2024, BPPE responded to our request for guidance regarding a potential change of ownership process and stated that it would look to the determinations of ABHES and ACCET with respect to the initial public offering. As described below, ABHES and ACCET have provided written confirmation that the initial public offering as described would not constitute a change in legal status, ownership or control under the respective standards. Based on those responses from ABHES and ACCET, we sought confirmation that our institutions need not undergo an approval process with BPPE prior to the offering, and BPPE confirmed on September 11, 2024 that the initial public offering would not be viewed as a change in control and would not require approval from BPPE.

●	ABHES: ABHES accreditation standards require that institutions undergoing a change in legal status, ownership or control submit an application for approval of the change at least 90 days in advance, and that ABHES must approve the change before it takes place. ABHES accreditation standards also require institutions undergoing a change in legal status, ownership or control to submit an additional application within five days after the change, which would also be subject to ABHES approval. We requested guidance from ABHES regarding whether the initial public offering as described will constitute a change in legal status, ownership or control for the purposes of its accreditation standards. On August 12, 2024, ABHES provided written confirmation that the initial public offering as described would not constitute a change in legal status, ownership or control under its standards.
●	ACCET: ACCET accreditation standards require that institutions undergoing a change in ownership or control submit a notice at least ten days prior to such a change, and further submit an application for approval of such a change within ten days following the change. We requested guidance from ACCET regarding whether the initial public offering as described will constitute a change in ownership or control under its accreditation standards and confirmation no approval would be required from ACCET. On September 6, 2024, ACCET provided written confirmation that the initial public offering as described would not constitute a change in ownership or control under its standards.

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

A change of control could occur as a result of future transactions in which the Company or our institutions are involved. Some corporate reorganizations and some changes in the board of directors of the Company are examples of such transactions. ED regulations provide that a change of control of a publicly traded corporation also could occur in one of at least two ways: (a) if a person acquires ownership and control of the corporation so that the corporation is required to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing the change of control or (b) if the corporation has a shareholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest shareholder of the corporation, and that shareholder ceases to own at least 25% of such stock or ceases to be the largest shareholder. These standards are subject to interpretation by ED.

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

In January through March 2024, ED conducted negotiated rulemaking to prepare proposed regulations on several topics including the rules pertaining to returns of Title IV Program funds. On July 24, 2024, ED promulgated proposed amended regulations related to return of Title IV calculations. ED published the final regulations on January 3, 2025, with a general effective date of July 1, 2026. The regulations codify ED’s guidance requiring the date of determination of withdrawal to be documented within 14 days after the student’s last date of attendance for institutions that take attendance; remove the option for clock-hour programs to use the “cumulative” method to calculate Title IV earned; and change Return of Title IV calculations amended for programs offered in modules.

If our institutions open new campuses or add or change new educational programs, we may be required to obtain approvals from ED and state and accrediting agencies.

For-profit educational institutions must be authorized by their state education agencies and be fully operational for two years before applying to ED to participate in the Title IV Programs. However, an institution that is certified to participate in the Title IV Programs may establish an additional location and apply to participate in the Title IV Programs at that location without reference to the two-year requirement, if such additional location satisfies all other applicable ED eligibility requirements. Our expansion plans are based, in part, on our ability to open new schools as additional locations of our existing institutions and are dependent upon ED’s timely review and approval of new campuses. CCC plans to open a new additional location in Houston, Texas and is in the process of seeking requisite educational agency approvals. CCC submitted its application to ACCET for approval of the Houston location on September 17, 2026, and the application is under review. Effective July 1, 2024, ED has discretion to condition the participation of provisionally certified schools by restricting or limiting the addition of new programs or locations. If ED chose to impose such a condition on one or more of our institutions, that could negatively impact our expansion plans.

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

States that provide financial aid to our students face budgetary constraints, which in certain instances have reduced the level of state financial aid available to our students. Due to state budgetary shortfalls and constraints in certain states in which we operate, the overall level of state financial aid for our students could decrease in the near term, but we cannot predict how significant any such reductions will be or how long they will last. Federal budgetary shortfalls and constraints, or decisions by federal lawmakers to limit or prohibit access by our institutions or their students to federal financial aid, could result in a decrease in the level of federal financial aid for our students.

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

Institutions must detect and prevent financial aid fraud attempts. For example, ED requires institutions to maintain systems to identify conflicting information that affects a student’s eligibility for financial aid and resolve it before disbursing aid. ED also requires institutions to report suspicions of fraud to the ED’s Office of the Inspector General. On July 17, 2026, ED published guidance regarding its real-time FAFSA fraud detection process, which reminded institutions that they have a fiduciary responsibility for ensuring Title IV funds are disbursed only to eligible students and are responsible for improper payments even in cases of fraud. If our efforts to detect and prevent financial aid fraud are unsuccessful or found to be deficient, it could lead to a finding of noncompliance with Title IV requirements, accreditation standards, or other agencies, and could result in liabilities, loss of accreditation or Title IV eligibility, as well as third-party claims.

Risks Related to Our Business

If we fail to comply with the rules under Sarbanes-Oxley related to accounting controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), requires annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

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

We are subject to a variety of other claims and litigation that arise from time to time alleging non-compliance with or violations of state or federal regulatory matters including, but not limited to, claims involving students, graduates and employees. In the event the extensive changes in the overall federal and state regulatory construct results in additional statutory or regulatory bases for these types of matters, or other events result in more of such claims or unfavorable outcomes to such claims, there exists the possibility of a material adverse impact on our business, reputation, financial position, cash flows and results of operations for the periods in which the effects of any such matter or matters becomes probable and reasonably estimable. In addition, federal and other regulatory limitations on the use of pre-dispute resolution clauses and class action waivers in student enrollment agreements may result in increased litigation costs.

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

We must balance current student populations and projected changes in student population with appropriate levels of costs and investment in real estate and our online platforms. Changes in the economy, regulatory environment or our eligibility for Title IV Program funds or other federal and state student financial assistance may cause us to terminate programs. Closing facilities or other exit activities involve costs and expenses which can be significant. Actual costs and expenses involved in closing facilities or other exit activities may be higher than expected. Under ED regulations, students who attended a closed institution or a closed location of an institution may qualify for discharges of federal student loans and ED may impose the amount of loan discharges as liabilities on the institution or affiliated parties including us. Under ED regulations effective July 1, 2024, a discontinuation of programs or locations that enroll more than 25 percent of an institution’s enrolled students who receive Title IV funds can constitute a discretionary triggering event if ED determines the discontinuation is likely to have a significant adverse effect on the financial condition of the institution. The benefits anticipated from closing facilities, other exit activities or restructuring activities such as those involved in our transformation strategy may be less than anticipated due to a number of factors including unanticipated expenses in teaching out campuses and higher than expected lease costs. Negative trends in the real estate market could impact the costs related to teaching out campuses and the success of our initiatives to reduce our real estate obligations. Finally, our transformation strategy may not achieve the anticipated cost savings and business efficiencies.

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

Our success depends in part on our ability to protect our proprietary rights. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements to protect our proprietary rights. We may also rely upon service mark and trademark protection in the United States to protect our rights to our marks as well as distinctive logos and other marks associated with our services; however, any measures we may take may not be adequate, and we cannot be certain that we will be able to secure appropriate protections for our proprietary rights. Unauthorized third parties may attempt to duplicate proprietary aspects of our curricula, online resource material and other content despite our efforts to protect these rights. Our management’s attention may be diverted by these attempts, and we may need to use funds for lawsuits to protect our proprietary rights against any infringement or violation.

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

In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

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

Risks Related to Our Common Stock

We are subject to the rules and regulations of the NYSE American and are required to comply with certain continued exchange listing standards and requirements or be subject to delisting.

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

We do not intend to pay cash dividends.

While we declared and paid cash dividends on our capital stock in 2023, we currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. If no or few securities or industry analysts cover our company, the trading price for our common stock would be negatively impacted. If one or more of the analysts who cover us downgrades our common stock or publishes incorrect or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price or trading volume to decline.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. We may take advantage of these provisions until the earlier of (i) the last day of our fiscal year following the fifth anniversary of the closing of our initial public offering, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the date on which we are deemed to be a large accelerated filer, which means the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (iv) the date on which we have issued more than $1.0 billion of non-convertible debt during the previous three-year period. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and being exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

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

Like all companies that utilize technology, we face significant cybersecurity threats that include, among other things, attempts to gain unauthorized access to sensitive student and employee information; attempts to compromise the integrity, confidentiality and/or availability of our systems, hardware and networks, and the information on them; insider threats; malware; ransomware; threats to the safety of our directors, officers and employees; and threats to our facilities, infrastructure and service. As cybersecurity threats may arise, the cybersecurity team focuses on responding to and containing the threat and minimizing any business impact, as appropriate. In the event of a perceived threat or possible cybersecurity incident, the cybersecurity team is trained to assess, among other factors, student safety impact, data and personal information impact, the possibility of business operations disruption, projected cost, if any, and potential for reputational harm, with external technical, legal and law enforcement support, as appropriate.

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

For more information concerning the risks that we face from cybersecurity threats, please see Part I, Item 1A, “Risk Factors”.

ITEM 2. PROPERTIES

Our executive office, which we lease on a month-to-month basis, is located at 701 W Avenue K, Suite 123, Lancaster, CA 93534. We lease property in California for academic operations, corporate functions, enrollment services and student support services. Below is a table summarizing our leased properties as of June 30, 2026:

Number of Buildings	Location	Total Square Footage	Lease Expiration
1	Bakersfield, CA	26,515	2026
1	Lancaster, CA	34,446	Month-to-month & 2029
1	Temecula, CA	22,025	2026 & 2031
2	Salinas, CA	47,892	2027 & 2032
1	Pasadena, CA	8,879	2027
1	Antioch, CA	32,235	2035

In September 2026, CCC entered into a lease for approximately 28,218 square feet in Houston, Texas for its planned new campus. The lease has an initial term of 130 months following the commencement date defined in the lease, and includes an option to renew for one additional seven-year term.

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

Stockholders

As of September 22, 2026, there were approximately 20 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

On June 3, 2026, the Company issued 75,000 shares of common stock in exchange for a note in the principal amount of $500,000 issued on November 12, 2019. The shares of common stock were issued in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2) and/or Section 3(a)(9) thereof.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and plan of operations together with our accompanying consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We provide career-focused, post-secondary education services to students at all stages of adult life, from recent high school graduates to working parents, through our accredited academic institutions: High Desert Medical College, which we acquired in July 2010, Central Coast College, which we acquired in January 2019, Contra Costa Medical Career College, which we acquired in December 2024, and Integrity College of Health. For purposes of our financial statements, the acquisition of Integrity is deemed to have been effective as of December 31, 2019. As of June 30, 2026, we enrolled 3,377 students.

High Desert Medical College

HDMC was established in the State of California in 2002 and began offering classes in 2003. It started with campuses in Lancaster, California, and added its first branch in 2008 in Bakersfield, California. Due to enrollment growth and high demand for its services, HDMC expanded to add a branch campus in Temecula, California in order to accommodate 250 to 400 additional students. HDMC offers UT, VN, VN Associate of Applied Science degree program, Associate Degree of Nursing, Nursing Assistant, MRI Associate of Applied Science, Cardiac Sonography, Pharmacy Technician, Dental Assisting, Clinical Medical Assisting, Medical Administrative Assisting, Medical Billing and Coding, Veterinary Assistant, Phlebotomy Technician avocational, UT Associate of Applied Science degree programs, EMT, Surgical Technology Associate of Applied Science, and Sterile Processing Technician programs. As of June 30, 2026, HDMC had 2,097 students enrolled in its programs.

Central Coast College

CCC was established in the State of California in 1983. In 1991, CCC moved to its current location in Salinas, California to accommodate growing enrollment numbers and the addition of new training programs. In September 2026, CCC entered into a lease for a new, additional location in Houston, Texas, which CCC currently projects to open in November 2026, subject to receipt of the required regulatory and accreditation approvals.

CCC offers the following certificate or degree programs: Computer Specialist: Accounting, Medical Administrative Assistant, Medical Assisting, Nursing Assistant, UT, UT Associate of Applied Science, Veterinary Assistant, Veterinary Technology Associate of Applied Science, VN, Surgical Technology (Associate of Applied Science), Dental Assisting, Sterile Processing Technician, Pharmacy Technician, MRI Associate of Applied Science, and Cardiac Sonography Associate of Applied Science. CCC also offers an avocational Phlebotomy Technician program. As of June 30, 2026, CCC had 576 students enrolled in its programs.

Integrity College of Health

Integrity was established in the State of California in 2007. Integrity’s campus is located in Pasadena, California. Integrity offers VN, RN to BSN, Medical Assisting, Medical Billing and Coding, Veterinary Assistant, Sterile Processing Technician, and Diagnostic Medical Sonography programs. Integrity also plans to offer an EMT program (for which Integrity is not planning to seek ED approval because it does not intend to make Title IV funds available for students who enroll in the program). Integrity has filed its application for the program with BPPE, is awaiting final approval and expects to begin offering the program in late 2026. Integrity earned initial accreditation from NLN CNEA for its Bachelor of Science in Nursing RN to BSN Track in June 2025. For purposes of our financial statements, Legacy Education, L.L.C. is deemed to have acquired Integrity in December 2019. As of June 30, 2026, Integrity had 196 students enrolled in its programs.

Contra Costa Medical Career College

CCMCC was established in the State of California in 2007. CCMCC’s campus is located in Antioch, California. CCMCC offers the following certificate and degree programs: VN, Surgical Technology (Associate of Applied Science), Sterile Processing Technician, Pharmacy Technician, Diagnostic Medical Sonography, Medical Assisting with Phlebotomy, Dental Assisting, Clinical Medical Assisting, EKG/ECG Technician, Medical Administrative Assistant/Billing and Coding Specialist, and Phlebotomy (avocational) programs. CCMCC also has obtained approval from ACCET and BPPE to offer programs in Cardiac Sonography Associate of Applied Science, Veterinary Assistant, and MRI Associate of Applied Science, and plans to begin offering the programs in the second quarter of fiscal 2027. As of June 30, 2026, CCMCC had 508 students enrolled in its programs.

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

Interest expense

This expense reflects interest paid under notes issued to our investors, Internal Revenue Service interest, and other debt related interest.

Interest income

This income relates to interest received from investments as well as interest income related to student notes.

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

Revenue Recognition

Tuition revenue is recognized ratably over the instruction period. The transaction price is stated in the contract and known at the time of contract inception; however, variable consideration arises when a student drops from a program under the Company’s refund policy and when a student requires additional hours to complete the program beyond the contracted end date. The Company believes that its experience with these situations is of little predictive value because the future performance of students is dependent on each individual and the amount of variable consideration is highly susceptible to factors outside of the Company’s influence. Accordingly, no variable consideration has been included in the transaction price or recognized as income until the constraint has been eliminated. Refunds generally result in a reduction of deferred revenue during the period that the student drops or withdraws from a class.

Allowance for Credit Losses

The Company records an allowance for credit losses for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. The Company determines the adequacy of its allowance for doubtful accounts based on an analysis of its historical bad debt experience, current economic trends, and the aging of the accounts receivable and student status. The Company applies reserves to its receivables based upon an estimate of the risk presented by the age of the receivables and student status. The Company writes off accounts receivable balances of inactive students at the earlier of the time the balances were deemed uncollectible, or one year after the revenue is generated. Bad debt expense is recorded as a general and administrative expense in the accompanying statements of operations. The Company evaluates expected credit losses on a periodic basis utilizing historical collection experience, aging of receivables, student status, current economic conditions, and other relevant collectability factors.

Because a substantial portion of our revenue is derived from Title IV Programs, any legislative or regulatory action that significantly reduces the funding available under Title IV Programs, or the ability of our students or institutions to participate in Title IV Programs, could have a material effect on the collectability of our receivables.

The allowance for credit losses was $1,994,492 and $1,641,052 as of June 30, 2026 and 2025, respectively. Our provision for credit losses as a percentage of revenue for the fiscal years ended June 30, 2026 and 2025 was 5.0% and 5.3%, respectively. A one percentage point increase in our provision for credit losses as a percentage of revenue for the fiscal years ended June 30, 2026 and 2025 would have resulted in an increase in the provision for credit losses of approximately $0.8 million and $0.6 million, respectively.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. The Company had no long-lived asset impairments as of June 30, 2026 and June 30, 2025.

Income taxes

GAAP requires management to evaluate tax positions taken by us and recognize a tax liability if we have taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed our tax positions and believes there are no uncertain positions taken or expected to be taken that would require recognition of a liability or disclosure in the financial statements.

Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities, is principally dependent upon achievement of projected future taxable income. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The Company had no valuation allowance as of June 30, 2026 and 2025.

We account for income taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be realized.

Share Based Compensation

The Company utilizes Accounting Standards Codification (“ASC”) 718, Stock Compensation, related to accounting for share-based payments and, accordingly, records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards. The Company estimates the fair value of stock-based compensation awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations. The Company estimates the fair value of stock-based compensation awards using the Black-Scholes model. This model requires the Company to estimate the expected volatility and value of its common stock and the expected term of the stock options, all of which are highly complex and subjective variables. The expected life was calculated based on the simplified method as described by the SEC Staff Accounting Bulletin No. 110, Share-Based Payment. The Company’s estimate of expected volatility was based on the volatility of peers. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the options. The Company accounts for forfeitures upon occurrence.

Goodwill and Other Indefinite-lived Assets

We test goodwill and other indefinite-lived assets for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. There were no goodwill or other indefinite-lived intangible asset impairments for the periods presented, and based on current qualitative impairment tests, goodwill and other indefinite-lived intangible assets are not at risk of failing the quantitative impairment test.

Results of Operations

Fiscal Year Ended June 30, 2026 Compared to Fiscal Year Ended June 30, 2025

The following table sets forth our consolidated statements of income (loss) data as a percentage of revenue for the years ended June 30, 2026 and 2025:

	Year ended June 30,		Percentage Change
	2026	2025	(decrease)
Revenue	100.0%	100.0%
Costs and expenses:
Educational services	53.6%	53.4%	0.2%
General and administrative	30.2%	29.8%	0.4%
General and administrative – related party	0.6%	0.6%	0.0%
Depreciation and amortization	0.8%	0.7%	0.1%
Total costs and expenses	85.2%	84.4%	0.8%
Operating income	14.8%	15.6%	-0.8%
Loss on debt settlement	-0.4%	-%	-0.4%
Interest expense	-0.1%	-0.2%	0.1%
Interest income	1.6%	1.8%	-0.2%
Income before income taxes	15.8%	17.2%	-1.4%
Income tax expense	-4.4%	-5.4%	1.0%
Net income	11.4%	11.7%	-0.3%

Revenue. Our revenue was approximately $80.1 million in fiscal 2026 compared to approximately $64.2 million in fiscal 2025, an increase of approximately $15.9 million, or approximately 24.8%, driven by new student starts of 3,483 resulting in a 9% increase in student enrollment to 3,377. The increase was also impacted by the timing of the CCMCC acquisition in December 2024 in which a full year of revenue was reported in the current year while only half in the prior year.

Educational services. Our educational service expense was approximately $42.9 million in fiscal 2026 compared to approximately $34.2 million in fiscal 2025, an increase of approximately $8.7 million, or approximately 25.3%. The increase was primarily attributable to the increased instructional and staffing costs required to support the increase in enrollments as well as increased rent and books, supplies, externship fees and an increase in non-cash compensation charge of approximately $0.6 million. As a percentage of revenue, educational services expense increased from 53.4% to 53.6% primarily due to increased non-cash compensation as well as books, supplies and externship fees.

General and administrative expense. Our general and administrative expense was approximately $24.2 million in fiscal 2026, compared to approximately $19.1 million in fiscal 2025, an increase of approximately $5.1 million, or approximately 26.7%. General and administrative expense increased primarily due to higher marketing expense, professional fees, and increased bad debt expense associated with higher student enrollment, growth in accounts receivable balances, and the Company’s periodic reassessment of expected credit losses and write-offs associated with inactive student accounts. As a percentage of revenue, general and administrative expense increased from 29.8% to 30.2% primarily due to increases in office supplies and other general and administrative expenses offset by a reduction in bad debt as a percentage of revenue. Of the total general and administrative expense, $5.9 million and $4.7 million relate to marketing expenses for fiscal 2026 and 2025, respectively. Bad debt expense was approximately $4.0 million, or 5% of revenue in fiscal 2026 compared to approximately $3.4 million, or 5.3% of revenue in fiscal 2025.

General and administrative – related party expense. Our general and administrative – related party expense was approximately $0.5 million in fiscal 2026, compared to approximately $0.4 million in fiscal 2025. The increase was primarily attributable to increased investment in corporate advisors.

Depreciation and amortization. Our depreciation and amortization expense was approximately $0.6 million in fiscal 2026 as compared to approximately $0.4 million in fiscal 2025.

Loss on debt settlement. We recorded a non-cash loss on debt settlement of approximately $0.3 million in fiscal 2026, representing the excess of the fair value of the 75,000 shares of common stock issued over the $500,000 principal amount of the unsecured promissory note extinguished in the exchange. There was no comparable charge in fiscal 2025.

Interest expense. Our interest expense was approximately $0.07 million in fiscal 2026 as compared to approximately $0.11 million in fiscal 2025, a decrease of approximately $0.04 million, primarily attributable to lower average debt outstanding following the repayment of equipment loans and the CCMCC seller note during fiscal 2026.

Interest income. Our interest income was approximately $1.3 million in fiscal 2026 as compared to approximately $1.1 million in fiscal 2025, an increase of approximately $0.1 million, primarily attributable to higher average cash and cash equivalent balances, including amounts held in U.S. Treasury bills and U.S. Treasury money market funds with a weighted average yield of approximately 3.5% per annum as of June 30, 2026.

Income tax expense. Our income tax expense was approximately $3.5 million in fiscal 2026 compared to an approximately $3.5 million expense in fiscal 2025. Our effective tax rate decreased to approximately 27.9% in fiscal 2026 from approximately 31.6% in fiscal 2025, which was primarily attributable to increased tax benefit associated with stock option exercises and the income tax treatment of incentive stock options and non-qualified stock options.

Net Income. We had net income of approximately $9.1 million in fiscal 2026 compared to approximately $7.5 million in fiscal 2025, an increase of approximately $1.6 million, due to reasons mentioned above.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $22.7 million and $20.3 million as of June 30, 2026 and June 30, 2025, respectively.

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

Capital expenditures were approximately $1.3 million and $0.8 million for fiscal year 2026 and fiscal year 2025, respectively.

In September 2026, CCC entered into a lease for its planned new campus in Houston, Texas with an initial term of 130 months and total base rent of approximately $6.9 million, with base rent abated for the first ten months of the lease term. CCC will also pay its pro rata share of the building’s operating expenses, rent on any portion of the premises it occupies before the commencement date defined in the lease, and any tenant improvement costs in excess of the landlord’s allowance. See Note 18 – Subsequent Events to our consolidated financial statements.

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

Cash Flow Activities for the Years Ended June 30, 2026 and 2025

Operating activities

Net cash provided by operating activities was approximately $4.0 million in fiscal year 2026, compared to approximately $7.8 million in fiscal 2025, a decrease of approximately $3.7 million. The decrease was primarily attributable to the $9.0 million increase in accounts receivable in fiscal 2026, compared to a $3.9 million increase in fiscal 2025, partially offset by the $1.6 million increase in net income and the $0.6 million increase in the provision for credit losses.

Investing activities

Net cash used in investing activities was approximately $1.3 million in fiscal year 2026 and approximately $7.0 million in fiscal year 2025, a decrease of approximately $5.6 million due primarily to the cash paid for the acquisition of CCMCC in fiscal year 2025, with no comparable acquisition in fiscal year 2026.

Financing activities

Net cash used in financing activities was approximately $0.3 million in fiscal year 2026, primarily due to $0.8 million of principal payments on debt, partially offset by $0.6 million of proceeds from the exercise of stock options. Net cash provided by financing activities was approximately $9.1 million in fiscal year 2025, primarily due to the net proceeds from the Company’s initial public offering.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the fiscal years ended 2026 and 2025. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. There are aspects of ASU 2023-07 that apply to entities with one reportable segment. The Company adopted this guidance in the fiscal fourth quarter of 2025. The adoption of ASU 2023-07 is reflected in Note 2 to our audited consolidated financial statements included herein, “Summary of Significant Accounting Policies - Segment Reporting.”

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements, which removes references to various FASB Concepts Statements from the Codification. The Company adopted this guidance on July 1, 2025. The adoption did not have a material effect on the Company’s consolidated financial statements.

The Company is an emerging growth company and has elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As a result, the Company adopts new or revised accounting standards on the dates applicable to entities that are not public business entities. The following accounting pronouncements have been issued but not yet adopted by the Company:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about the effective tax rate reconciliation by specified category and disaggregation of income taxes paid by federal, state and foreign jurisdiction. The standard is effective for the Company for the fiscal year ending June 30, 2027, and is to be applied prospectively, with retrospective application permitted. The Company is evaluating the effect of adoption, which is expected to result in expanded income tax disclosures with no change to the amounts recognized in the consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The standard is effective for the Company for the fiscal year ending June 30, 2027, with early adoption permitted. The Company is evaluating whether it will elect the practical expedient and the effect adoption would have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as amended in January 2025 by ASU 2025-01, which requires disaggregated disclosure of specified categories of expense included within relevant income statement expense captions. The standard is effective for the Company for the fiscal year ending June 30, 2028, and for interim periods thereafter. The Company is evaluating the effect of adoption, which is expected to result in expanded expense disclosures with no change to the amounts recognized in the consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which includes amendments to Topic 260, Earnings Per Share. The standard is effective for the Company for the fiscal year ending June 30, 2028, and interim periods within that fiscal year, and is to be applied retrospectively to each prior period presented. The Company is evaluating the effect of adoption.

In 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which revises the disclosure requirements for interim reporting periods. The standard is effective for the Company for interim reporting periods within the fiscal year ending June 30, 2029. The Company is evaluating the effect of adoption on its interim financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEGACY EDUCATION INC.

INDEX TO FINANCIAL STATEMENTS

LEGACY EDUCATION INC.

CONSOLIDATED FINANCIAL STATEMENTS

for the fiscal years ended June 30, 2026 and 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of the Board of Directors and Shareholders of

Legacy Education Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Legacy Education Inc. (the “Company”) as of June 30, 2026 and 2025, and the related consolidated income statements, consolidated statements of changes in stockholders’ equity, and consolidated cash flows for each of the years in the two-year period ended June 30, 2026, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two years ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Deer Park, IL

September 24, 2026

PCAOB ID No. 318

Legacy Education Inc.

Consolidated Balance Sheets

	June 30, 2026	June 30, 2025
ASSETS
Current assets
Cash and cash equivalents	$22,731,159	$20,316,357
Accounts receivable, net of $1,994,492 and $1,641,052 allowance for doubtful accounts as of June 30, 2026 and June 30, 2025, respectively	19,861,938	15,050,841
Prepaid expenses	2,139,614	1,383,405
Other receivables	1,075,269	302,424
Total current assets	45,807,980	37,053,027

Property and equipment, net	3,224,839	2,484,304
Operating lease right-of-use asset	14,988,329	15,781,177
Financing lease right-of-use asset	277,706	311,711
Intangible assets	3,838,416	3,858,027
Goodwill	6,846,911	6,852,076
Accounts receivable, long-term	2,153,680	1,966,137
Deferred income tax assets	730,933	395,546
Security deposits	680,955	503,133
Total assets	$78,549,749	$69,205,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,998,992	$4,929,530
Accrued income tax payable	380,666	596,250
Deferred, unearned tuition	4,783,947	4,956,396
Other current liabilities	3,197	3,197
Current portion of debt	53,351	875,350
Debt owed, related party	50,000	50,000
Current portion of financing lease	71,509	63,989
Current portion of operating lease liability	2,023,088	2,306,061
Total current liabilities	12,364,750	13,780,773

Debt, net of current portion	27,025	481,264
Financing lease, net of current portion	79,912	151,420
Operating lease liability, net of current portion	13,312,606	13,748,161
Total liabilities	25,784,293	28,161,618

Commitments and contingencies

Stockholders’ equity
Preferred stock: $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value, 100,000,000 shares authorized, 12,797,221 and 12,452,670 shares issued and outstanding as of June 30, 2026 and June 30, 2025, respectively	12,797	12,453
Additional paid in capital	29,855,474	27,273,365
Retained earnings	22,897,185	13,757,702
Total stockholders’ equity	52,765,456	41,043,520
Total liabilities and stockholders’ equity	$78,549,749	$69,205,138

The accompanying notes are an integral part of these consolidated financial statements.

Legacy Education Inc.

Consolidated Income Statements

	For the fiscal years ended June 30,
	2026	2025
Revenue
Tuition and related income, net	$80,056,194	$64,168,025

Operating expenses
Educational services	42,921,548	34,246,953
General and administrative	24,210,228	19,114,874
General and administrative – related party	469,900	378,154
Depreciation and amortization	644,085	441,718
Total costs and expenses	68,245,761	54,181,699

Operating income	11,810,433	9,986,326

Other income and expense
Loss on disposal of fixed assets	(14,812)	-
Loss on debt settlement	(333,250)	-
Interest expenses	(68,150)	(112,731)
Interest income	1,287,800	1,149,234
Total other income	871,588	1,036,503

Income before income tax expenses	12,682,021	11,022,829
Income tax expenses	(3,542,538)	(3,488,597)
Net income	$9,139,483	$7,534,232

Net income per share
Basic net income per share	$0.73	$0.65
Diluted net income per share	$0.66	$0.59

Weighted average number of common stock outstanding
Basic weighted average shares outstanding	12,599,955	11,581,383
Diluted weighted average shares outstanding	13,935,937	12,685,036

The accompanying notes are an integral part of these consolidated financial statements.

Legacy Education Inc.

Consolidated Statements of Changes in Stockholders’ Equity

for the fiscal years ended June 30, 2026 and 2025

	Preferred Stock		Common Stock		Additional paid in	Retained
	Shares	Amount	Shares	Amount	capital	Earnings	Total
Balance, June 30, 2024	-	$-	9,291,149	$9,291	$16,186,251	$6,223,470	$22,419,012

True up, reverse split	-	-	2,013	2	(2)	-	-
Issuance of common stock under acquisition agreement	-	-	118,906	119	999,881	-	1,000,000
Issuance of common stock, net of offering costs	-	-	2,875,000	2,875	9,159,970	-	9,162,845
Exercise of options	-	-	165,602	166	374,465	-	374,631
Stock-based compensation	-	-	-	-	552,800	-	552,800
Net income	-	-	-	-	-	7,534,232	7,534,232
Balance, June 30, 2025	-	-	12,452,670	12,453	27,273,365	13,757,702	41,043,520

Issuance of common stock under SELF agreement	-	-	75,000	75	833,175	-	833,250
Cashless exercise of warrants	-	-	88,742	88	(88)	-	-
Exercise of options	-	-	180,809	181	578,045	-	578,226
Stock-based compensation	-	-	-	-	1,170,977	-	1,170,977
Net income	-	-	-	-	-	9,139,483	9,139,483
Balance, June 30, 2026	-	$-	12,797,221	$12,797	$29,855,474	$22,897,185	$52,765,456

The accompanying notes are an integral part of these consolidated financial statements.

Legacy Education Inc.

Consolidated Statements of Cash Flows

	For the fiscal years ended June 30,
	2026	2025
Cash flows provided by (used in) operating activities:
Net income	$9,139,483	$7,534,232
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	14,812	-
Loss on debt settlement	333,250	-
Non cash compensation	1,170,977	552,800
Depreciation & amortization	644,085	441,718
Deferred income tax	(335,387)	502,454
Provision for credit losses	3,992,359	3,407,275
Changes in assets and liabilities:
Accounts receivable, net	(8,985,834)	(3,870,967)
Prepaid expenses	(756,209)	(327,148)
Other receivable	(768,517)	(161,530)
Related party receivable	-	-
Other assets	(103,500)	(54,293)
Accounts payable and accrued liabilities	69,462	1,056,269
Income tax payable	(215,584)	(847,085)
Deferred unearned tuition	(172,449)	(465,486)
Net cash provided by operating activities	4,026,948	7,768,239

Cash flows used in investing activities:
Cash paid under APA	-	(6,133,087)
Purchases of property and equipment	(1,345,816)	(844,320)
Net cash used in investing activities	(1,345,816)	(6,977,407)

Cash flows provided by (used in) financing activities:
Proceeds from IPO, net of offering cost	-	9,162,845
Proceeds from exercise of options	578,226	374,631
Principal payment on finance lease	(63,988)	(57,260)
Principal payments on debt	(780,568)	(330,840)
Net cash provided by (used in) financing activities	(266,330)	9,149,376

Net increase in cash and cash equivalents and restricted cash	2,414,802	9,940,208
Cash and cash equivalents and restricted cash, beginning of year	20,316,357	10,376,149
Cash and cash equivalents and restricted cash, end of year	$22,731,159	$20,316,357

Supplemental disclosure of cash flow information
Cash paid during the periods for interest	$68,150	$136,267
Cash paid during the periods for income taxes	$3,810,653	$3,833,228

Supplemental disclosure of noncash activities
Non-cash purchase of equipment	$-	$567,451
Prepaid expense reclassified to offering costs	$-	$276,866
Common stock issued as part of APA	$-	$1,000,000
Promissory note under APA	$-	$400,000
Net identifiable assets acquired under APA	$-	$(205,670)
Common stock issued to settle debt	$500,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Fiscal Years ended June 30, 2026 and 2025

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

Integrity, a wholly-owned subsidiary of HDMC, is an accredited college offering instruction in medical assisting, vocational nursing, medical insurance coding and billing, diagnostic medical sonography (ultrasound technician) and Bachelor of Science in Nursing (RN to BSN).

CCMCC, a wholly owned subsidiary of HDMC effective as of December 18, 2024, is accredited by ACCET and has been granted temporary approval to participate in the Federal Student Aid programs by the Department of Education (“ED”) following the consummation of the transaction discussed below in Note 3. CCMCC offers vocational nursing, surgical technology, sterile processing technician, medical assisting, diagnostic medical sonography, EKG/ECG technician, and medical administrative assistant/billing and coding specialist programs.

The accompanying consolidated financial statements, and all per share information contained herein, have been retroactively adjusted to reflect the reverse stock split described in Note 13.

Note 2 – Summary of Significant Accounting Policies

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

Reclassifications

Certain amounts in the consolidated statement of cash flows for the year ended June 30, 2025 have been reclassified to conform to the current year presentation. The Company revised the presentation of its receivables-related operating activities to present the provision for credit losses as a separate non-cash adjustment in the reconciliation of net income to net cash provided by operating activities, and to reflect write-offs and recoveries within the change in accounts receivable, net. A write-off reduces both gross accounts receivable and the related allowance and has no effect on cash. The revised presentation conforms the provision reported in the operating section of the consolidated statements of cash flows to the gross provision for credit losses reported in the allowance for credit losses roll-forward below, and is consistent with the indirect method requirements of ASC 230-10-45-28 and the illustrative presentation in ASC 230-10-55-13. These reclassifications affect only the classification of amounts within operating activities and had no effect on net income, total assets, total liabilities, total stockholders’ equity, or net cash provided by operating activities for any period presented.

Additionally, $152,279 of consulting fees paid to a company controlled by a director was reclassified from general and administrative expense to general and administrative – related party expense in the consolidated statements of operations for the year ended June 30, 2025 to conform to the current year presentation. The reclassification had no effect on total costs and expenses, operating income, net income or earnings per share.

The effect of the reclassification on the consolidated statement of cash flows for the year ended June 30, 2025 is as follows:

Year ended June 30, 2025	As Previously Reported	Effect of Reclassification	As Reclassified
Provision for credit losses (a)	$2,529,500	$877,775	$3,407,275
Accounts receivable, net (b)	(2,993,192)	(877,775)	(3,870,967)
Net cash provided by operating activities	$7,768,239	$—	$7,768,239

(a)	Previously captioned “Provision for allowance for doubtful accounts for accounts receivable and contracts receivable.”
(b)	Previously captioned “Accounts receivable.”

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2026 and 2025 approximately $10.71 million and $10.38 million, respectively, of cash equivalents was held in instruments considered level 1 securities as defined in the “Fair Value of Financial Instruments” note below.

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

Goodwill, tradename, and accreditation are deemed to have an indefinite life, and course curriculum has definite lives of 10 years and 17.6 years. Goodwill and indefinite life intangible assets are not amortized but are subject to, at a minimum, annual impairment tests. The Company expenses costs to maintain or extend intangible assets as incurred.

The Company reviews intangible assets (with a definite life), excluding goodwill, accreditation and tradenames, for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. The Company measures the recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets are expected to generate. If the carrying value of the assets is not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. There were no impairments for the periods presented.

The Company tests goodwill, accreditation and trade names for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. There were no goodwill, accreditation or trade names impairments for the periods presented.

The Company amortizes intangible assets with definite lives on a straight-line basis.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. The Company had no long-lived asset impairments as of June 30, 2026 and June 30, 2025.

Revenue Recognition

Revenue is recognized when control of promised goods or services is transferred to the Company’s customers in an amount of consideration to which the Company expects to be entitled in exchange for those goods or services. The Company follows the five-step approach for revenue recognition under FASB ASC 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies a performance obligation.

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

Disaggregation of Revenue

The tuition and related revenue consist of the following during the years ended June 30, 2026 and 2025:

	2026	2025
Tuition and lab fees (recognized over time)	$70,289,146	$56,906,769
Books, registration and other fees (recognized at a point in time)	9,767,048	7,261,256
Total revenue	$80,056,194	$64,168,025

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

Allowance for Credit Losses

The Company records an allowance for credit losses for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. The Company determines the adequacy of its allowance for doubtful accounts based on an analysis of its historical bad debt experience, current economic trends, and the aging of the accounts receivable and student status. The Company applies reserves to its receivables based upon an estimate of the risk presented by the age of the receivables and student status. The Company writes off accounts receivable balances of inactive students at the earlier of the time the balances were deemed uncollectible, or one year after the revenue is generated. Bad debt expense is recorded as a general and administrative expense in the accompanying statements of operations. The Company evaluates expected credit losses on a periodic basis utilizing historical collection experience, aging of receivables, student status, current economic conditions, and other relevant collectability factors.

The following table presents a roll forward of the allowance for credit losses for the fiscal years presented:

	June 30, 2026	June 30, 2025
Beginning balance	$1,641,052	$688,848
Allowance acquired on acquisition (1)	-	44,279
Provision for credit losses	3,992,359	3,407,275
Write-offs	(3,716,346)	(2,499,750)
Recoveries	77,427	400
Ending balance	$1,994,492	$1,641,052

(1)	Represents allowance for credit losses acquired in connection with the acquisition of CCMCC on December 18, 2024. As part of the acquisition, the Company acquired gross accounts receivable of approximately $2.18 million and an associated allowance for credit losses of approximately $44 thousand, resulting in net acquired accounts receivable of approximately $2.13 million.

Refunds

The Company pays or credits refunds within 45 days of a student’s cancellation or withdrawal for students who have completed 60% or less of the period of attendance based on a pro rata calculation. Once the student has completed more than 60% of a period of attendance, all Title IV funds are considered earned and no refunds are due to ED.

Advertising

The Company expenses advertising cost as incurred. Advertising costs amounted to $5,930,560 and $4,749,214 for the years ended June 30, 2026, and 2025, respectively. Advertising costs are included in general and administrative expenses on the consolidated income statements.

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

Concentration of Credit Risk

A substantial portion of the Company’s revenues and student receivables are derived from students who participate in federal financial aid programs administered by the U.S. Department of Education (“ED”) under Title IV of the Higher Education Act. Although financial aid funds are disbursed through these programs and represent a significant source of funding for student tuition, the related accounts receivable represent obligations of individual students and not direct receivables from ED or other governmental agencies. The Title IV programs are subject to significant federal regulatory requirements and political and budgetary considerations, and there can be no assurance that funding levels or program availability will remain at current levels. Any material noncompliance with applicable regulatory requirements could have a material adverse effect on the Company’s operations and financial condition. No individual student or other customer accounted for more than 10% of consolidated revenues or gross accounts receivable as of June 30, 2026 or June 30, 2025.

The Company maintains its cash and cash equivalents in various financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company performs ongoing evaluations of these institutions to limit concentration risk exposure. The Company maintains cash balances in excess of these limits from time to time. As of June 30, 2026 and June 30, 2025, the Company’s bank deposits in excess of FDIC insured limits were approximately $10.8 million and $8.6 million, respectively.

As of June 30, 2026 and June 30, 2025, $10.71 million and $10.38 million, respectively, was held in U.S. Treasury bills and U.S. Treasury money market funds in a brokerage account, which are not insured by the FDIC. The weighted average yield on these holdings was approximately 3.5% and 4.0% per annum as of June 30, 2026 and June 30, 2025, respectively.

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

Income Taxes

GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the Company’s tax positions and believes there are no uncertain positions taken or expected to be taken that would require recognition of a liability or disclosure in the financial statements.

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

Additionally, the Company is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. The Company will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of the common stock held by non-affiliates equals or exceeds $250 million as of the last business day of its most recently completed second fiscal quarter, or (2) the annual revenues equaled or exceeded $100 million during its most recently completed fiscal year and the market value of the common stock held by non-affiliates equals or exceeds $700 million as of the last business day of its most recently completed second fiscal quarter.

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

The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share for years ended June 30, 2026 and 2025:

	2026	2025
Numerator
Net income	$9,139,483	$7,534,232

Denominator
Weighted-average shares outstanding, basic	12,599,955	11,581,383
Common stock warrants	-	55,583
Dilutive impact of share-based instruments	1,335,982	1,048,070
Weighted-average shares outstanding, diluted	13,935,937	12,685,036

Net income per share
Basic	$0.73	$0.65
Diluted	$0.66	$0.59

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. There are aspects of ASU 2023-07 that apply to entities with one reportable segment. The Company adopted this guidance in the fiscal fourth quarter of 2025. The adoption of ASU 2023-07 is reflected in Note 2, “Summary of Significant Accounting Policies - Segment Reporting.”

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements, which removes references to various FASB Concepts Statements from the Codification. The Company adopted this guidance on July 1, 2025. The adoption did not have a material effect on the Company’s consolidated financial statements.

The Company is an emerging growth company and has elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As a result, the Company adopts new or revised accounting standards on the dates applicable to entities that are not public business entities. The following accounting pronouncements have been issued but not yet adopted by the Company:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about the effective tax rate reconciliation by specified category and disaggregation of income taxes paid by federal, state and foreign jurisdiction. The standard is effective for the Company for the fiscal year ending June 30, 2027, and is to be applied prospectively, with retrospective application permitted. The Company is evaluating the effect of adoption, which is expected to result in expanded income tax disclosures with no change to the amounts recognized in the consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The standard is effective for the Company for the fiscal year ending June 30, 2027, with early adoption permitted. The Company is evaluating whether it will elect the practical expedient and the effect adoption would have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as amended in January 2025 by ASU 2025-01, which requires disaggregated disclosure of specified categories of expense included within relevant income statement expense captions. The standard is effective for the Company for the fiscal year ending June 30, 2028, and for interim periods thereafter. The Company is evaluating the effect of adoption, which is expected to result in expanded expense disclosures with no change to the amounts recognized in the consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which includes amendments to Topic 260, Earnings Per Share. The standard is effective for the Company for the fiscal year ending June 30, 2028, and interim periods within that fiscal year, and is to be applied retrospectively to each prior period presented. The Company is evaluating the effect of adoption.

In 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which revises the disclosure requirements for interim reporting periods. The standard is effective for the Company for interim reporting periods within the fiscal year ending June 30, 2029. The Company is evaluating the effect of adoption on its interim financial statements.

Note 3 – Acquisition

On December 18, 2024, Antioch completed its acquisition of CCMCC for a base purchase price of $8,000,000. The primary reasons for the acquisition were to expand the Company’s program offerings and campus locations. Under the asset purchase agreement (“APA”), Antioch acquired certain assets and assumed certain liabilities of CCMCC. Under the terms of the APA as consideration for the sale, Antioch paid Sellers $6,600,000 subject to a working capital adjustment, entered into a $400,000 promissory note, described in Note 10, and issued 118,906 shares of the Company’s common stock with a combined value equivalent to $1,000,000 held in an escrow account for a period of one year. The working capital adjustment was required to equal zero on the transaction date and includes certain acquired assets and assumed liabilities. As of the date of this report, the net working capital adjustment has been determined to be $466,920 for a total purchase price of $7,533,080.

The acquisition was accounted for in accordance with the acquisition method of accounting. Under this method, the cost of the target is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the amount paid over the estimated fair values of the identifiable net assets was $7,733,785 which has been allocated between goodwill and other intangible assets and is included on the accompanying consolidated balance sheet.

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Current and other assets	$2,162,748
Property and equipment	483,036
Total assets acquired	2,645,784
Liabilities assumed (excluding debt - see Note 10)	(2,846,489)
Net assets acquired	$(200,705)

Purchase price	$7,533,080

Trade name	$940,000
Accreditation	1,730,000
Course Curriculum	146,000
Goodwill	4,917,785
Total excess purchase price	$7,733,785

In connection with the CCMCC acquisition, the Company acquired the following accounts receivable balances:

December 18, 2024
Gross accounts receivable	$2,178,131
Allowance for credit losses	(44,280)
Net accounts receivable acquired	$2,133,851

The acquired allowance for credit losses of approximately $44 thousand is included as the acquisition-date opening balance in the allowance for credit losses roll forward presented in Note 2.

The Company completed the allocation of the purchase price within the measurement period, which ended December 18, 2025.

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

Note 4 - Intangible Assets

The Company’s intangible assets consisted of the following as of June 30, 2026 and June 30, 2025:

	June 30, 2026	June 30, 2025
Goodwill	$6,846,911	$6,852,076
Trade name	1,736,100	1,736,100
Accreditation	1,818,200	1,818,200
Course curriculum	344,000	344,000
Total cost of intangibles	$10,745,211	$10,750,376
Less accumulated amortization	(59,884)	(40,273)
Intangibles net	$10,685,327	$10,710,103

As of June 30, 2026 and June 30, 2025, no impairment of the Company’s goodwill, nor other intangibles with an indefinite life was required related to its previous acquisitions of CCC, Integrity and CCMCC. The Company recognized $19,611 and $12,920 in amortization expense for years ended June 30, 2026 and 2025, respectively. Estimated amortization expense for course curriculum is $19,611 for each of the fiscal years ending June 30, 2027, 2028, 2029, 2030 and 2031. Although the ACCET accreditation has an indefinite life, the accreditation requires renewal every five years. CCC’s ACCET accreditation was most recently renewed in April 2025 and its next renewal is in April 2030. CCMCC’s accreditation was most recently renewed in April 2026 and its next renewal is in April 2031. HDMC’s ACCET accreditation was most recently renewed in April 2024 and its next renewal is in April 2029. Integrity’s ABHES accreditation was renewed in February 2026 and its next renewal is scheduled for February 2032. Although ABHES accreditation has an indefinite life, the accreditation requires periodic renewal. 100% of goodwill is expected to be deductible for federal income tax purposes and will be amortized over 15 years on a straight-line basis.

Note 5 - Property and Equipment

Property and equipment consist of the following:

	June 30, 2026	June 30, 2025
Leasehold improvements	$1,411,947	$1,299,825
Machinery and equipment	1,968,408	1,389,417
Computer equipment	2,010,003	1,427,842
Furniture, fixtures and other equipment	394,063	342,886
Total	5,784,421	4,459,970
Less accumulated depreciation and amortization	(2,559,582)	(1,975,666)
Property and equipment, net	$3,224,839	$2,484,304

Depreciation and amortization expense associated with property and equipment totaled $590,474 and $400,455 for years ended June 30, 2026 and 2025, respectively.

Note 6 – Accounts Receivable

The following table presents the components of accounts receivable as reported in the Company’s consolidated balance sheets:

	June 30, 2026	June 30, 2025
Accounts receivable, net (current)	$19,861,938	$15,050,841
Accounts receivable, long-term	2,153,680	1,966,137
Total net accounts receivable	$22,015,618	$17,016,978

Receivables are presented net of the allowance for credit losses of $1,994,492 (fiscal 2026) and $1,641,052 (fiscal 2025). Activity in the allowance for credit losses is presented in the roll-forward in Note 2.

Long-Term Receivables

The TuitionFlex Program is designed to create a flexible tuition credit program for students and families to help bridge the financial gap, all in accordance with applicable federal Truth-In-Lending regulations. Through this program, we offer payment plans to all students, regardless of financial need, for up to 6 years. The long-term portion of student receivables utilizing the TuitionFlex program was $2,153,680 and $1,966,137 as of June 30, 2026 and June 30, 2025, respectively.

Note 7 – Prepaid Expenses

The prepaid expenses consist of the following as of June 30, 2026 and June 30, 2025:

	June 30, 2026	June 30, 2025
Books	$271,896	$190,928
Supplies and other prepaid expenses	1,867,718	1,192,477
Total prepaid expenses	$2,139,614	$1,383,405

Note 8 – Other Receivables

The other receivables consist of the following as of June 30, 2026 and June 30, 2025:

	June 30, 2026	June 30, 2025
Other advance	94,454	94,454
Tenant improvement allowance receivable	244,233	-
Receivable from CCMCC Seller	549,057	170,250
Employee retention credit	49,848	37,720
Amounts due from the State of California	137,677	-
Total other receivables	$1,075,269	$302,424

The Company paid $106,846 of federal income taxes on behalf of a foreign investor in Legacy in the year ended June 30, 2020, and the amount due back to the Company as of each of June 30, 2026 and June 30, 2025 was $94,454.

During the fiscal year ended June 30, 2021, the Company applied for certain Employee Retention Credits (“ERTC”) under the CARES Act in the approximate amount of $2.9 million. The remaining balance of the ERTC receivable as of June 30, 2026 and June 30, 2025 was $49,848 and $37,720, respectively.

Note 9 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses as of June 30, 2026 and June 30, 2025 consist of the following:

	June 30, 2026	June 30, 2025
Accounts payable	$1,323,488	$1,391,620
Accrued payroll and payroll taxes	1,305,258	1,081,600
Accrued vacation	682,152	611,136
Accrued bonuses	1,610,987	1,710,204
Accrued other expenses	77,107	134,970
Total	$4,998,992	$4,929,530

Note 10 - Debts and Other Liabilities

(1)	Promissory Notes and Related Parties Debt

The Company received $750,000 in proceeds from several creditors, including $150,000 from related parties in the form of unsecured promissory notes. Under the terms of the unsecured promissory notes, the principal shall be due and payable on the earlier to occur of (i) the 9-month anniversary of the first advance under each promissory note; or (ii) the completion of an initial public offering by payee (“Maturity Date”), and the promissory note shall bear interest at a monthly rate of 1% based upon the amount outstanding as of any calculation date. Interest shall be payable monthly commencing on the 15th day of each calendar month following the date funds are first advanced. The maturity dates on these promissory notes were extended to March 31, 2021. The noteholders agreed to defer the repayment of the principal balance until the completion of an initial public offering and subsequently agreed to defer the repayment until demanded or paid.

	June 30, 2026	June 30, 2025
Promissory note issued on November 12, 2019	$-	$500,000
Promissory note issued on December 30, 2019, related party	50,000	50,000
Total other debt	$50,000	$550,000

On May 31, 2026, the Company entered into an exchange agreement with Strategic Education Loan Fund, LLC (“SELF”), the holder of an unsecured promissory note issued on November 12, 2019 in the principal amount of $500,000. Under the exchange agreement, SELF exchanged the note for 75,000 shares of the Company’s common stock and irrevocably waived all interest and other amounts accrued under the note through the date of the agreement. The exchange closed on May 31, 2026, at which time the note was cancelled and all of SELF’s rights under the note were extinguished. The shares were issued in reliance on the exemptions from registration provided by Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933, as amended, and are subject to transfer restrictions that expire on May 31, 2027 and terminate earlier upon a change in control of the Company.

Concurrently with the exchange, the Company engaged SELF as a consultant under a four-year consulting agreement and granted SELF an option to purchase 100,000 shares of common stock. See Note 15 – Share-Based Compensation Plans.

The Company accounted for the exchange as an extinguishment of debt. The consideration used to extinguish the debt consists of the following:

Principal	$500,000
75,000 shares of common stock	(833,250)
Loss on extinguishment of debt	$(333,250)

(2)	Equipment Loan

In January 2023, the Company entered into an equipment loan for $30,744. The note accrues interest at a rate of 6.0% per annum and requires 48 equal monthly payments. As of June 30, 2026 and June 30, 2025, the principal balance of the promissory note was $4,498 and $13,015, respectively.

In August 2023, the Company entered into an equipment loan for $35,580. The note accrues interest at a rate of 10.14% per annum and requires 48 equal monthly payments. As of June 30, 2026 and June 30, 2025, the principal balance of the promissory note was $10,741 and $19,660, respectively.

In November 2023, the Company entered into an equipment loan for $14,610. The note accrues interest at a rate of 10.72% per annum and requires 48 equal monthly payments. As of June 30, 2026 and June 30, 2025, the principal balance of the promissory note was $5,575 and $9,265, respectively.

In December 2023, the Company entered into an equipment loan for $11,920. The note accrues interest at a rate of 13.53% per annum and requires 36 equal monthly payments. As of June 30, 2026 and June 30, 2025, the principal balance of the promissory note was $1,935 and $6,160, respectively.

In February 2024, the Company entered into an equipment loan for $35,612. The note accrues interest at a rate of 8% per annum and requires 36 equal monthly payments. The first payment was on April 1, 2024. As of June 30, 2026 and June 30, 2025, the principal balance of the promissory note was $9,714 and $21,795, respectively.

In June 2024, the Company entered into an equipment loan for $48,966. The note accrues interest at a rate of 11.16% per annum and requires 48 equal monthly payments. The first payment was on June 1, 2024. As of June 30, 2026 and June 30, 2025, the principal balance of the promissory note was $26,161 and $37,752, respectively.

In July 2024, the Company entered into an equipment loan for $39,189. The note accrues interest at a rate of 11.15% per annum and requires 48 equal monthly payments. The first payment was on July 1, 2024. As of June 30, 2026 and June 30, 2025, the principal balance of the promissory note was $21,752 and $30,946, respectively.

In June 2025, the Company entered into an equipment loan for $528,176. The note accrues interest at a rate of 9.392% per annum and requires 48 equal monthly payments. The first payment was on June 26, 2025. As of June 30, 2026 and June 30, 2025, the principal balance of the promissory note was $0 and $515,029, respectively.

(3)	CCMCC acquisition Seller Loan

As part of the acquisition described in Note 3, Antioch issued the seller of CCMCC a promissory note in the principal amount of $400,000. Under the terms of the note, interest shall accrue at 6% and shall be repaid in twelve equal monthly payments of principal and interest. As of June 30, 2026 and June 30, 2025, the principal balance of the promissory note of $0 and $202,992, respectively, is presented as a current liability on the accompanying consolidated balance sheet.

Future maturities over the remaining term of total debt for (1) to (3) are as follows:

2027 (1)	$103,351
2028	27,025
130,376
Less: current portion (1)	(103,351)
Long-term portion of debt	$27,025

(1)	Includes $50,000 related party debt

Note 11 - Related Party Transactions

A shareholder of the Company was paid $190,000 and $90,000 as consulting fees in the years ended June 30, 2026 and 2025, respectively.

A director of the Company was paid $176,100 and $135,875 as consulting fees in the years ended June 30, 2026 and 2025, respectively.

A company controlled by a director of the Company was paid $103,800 and $152,279 as consulting fees during the years ended June 30, 2026 and 2025, respectively.

In December 2019, the Company received $50,000 of proceeds from a promissory note, entered into with an executive of the Company, which bears interest at the rate of 12% per annum and matures on the earlier of the nine-month anniversary of the loan or the completion of an initial public offering. The Company completed an initial public offering in September 2024, and the parties agreed to carry the note as due on demand. The balance of this note was $50,000 and $50,000 as of June 30, 2026 and June 30, 2025, respectively.

Note 12 – Lease Commitments

Finance Leases

In July 2023, the Company entered into an equipment lease for $340,048. The related finance liability has an implied interest rate of 11.16% per annum and requires 5 equal annual payments due on September 1 of each year. As of June 30, 2026 and June 30, 2025, the balance of the finance liability was $151,421 and $215,409, respectively.

The present value of future minimum lease payments due at June 30, 2026 was as follows:

2027	$81,459
2028	81,459
Total minimum payments	162,918
Less: amount representing interest	(11,497)
Present value of minimum payments	$151,421
Less: current portion	(71,509)
Long term portion	$79,912

The Company has determined to amortize the lease over the useful life of the equipment, or ten years, and put the equipment into service in September 2024. The Company recorded amortization of $34,005 and $28,337 in the years ended June 30, 2026 and 2025, respectively.

Operating Leases

The Company leases its instructional facilities under non-cancelable operating leases expiring at various dates through 2036. In most cases, the facility leases require the Company to pay various operating expenses of the facilities in addition to base monthly lease payments. In certain cases, the Company has options available under its leases to renew, and certain leases contain ordinary rental escalations on the space. Operating lease cost, including the effect of rent escalation clauses, is recognized on a straight-line basis over the lease term.

The Company uses its incremental borrowing rate based on the information available at the commencement to determine the present value of lease payments over the lease term. As of June 30, 2026, the weighted average incremental borrowing rate used by the Company was approximately 6.59%, and the weighted average remaining years left on outstanding leases was 6.03 years.

The present value of future minimum lease payments due at June 30, 2026 was as follows:

2027	$2,875,935
2028	2,820,732
2029	2,646,097
2030	2,638,935
2031	2,446,530
After 2031	5,959,981
Total future minimum operating lease payments	19,388,210
Less: imputed interest	(4,052,516)
Total	15,335,694
Current portion of operating lease	2,023,088
Long term portion of operating lease	$13,312,606

Total rent expense and related taxes and operating expenses under operating leases for the years ended June 30, 2026 and 2025 were $5,396,086 and $4,483,574, respectively.

Supplemental balance sheet information related to leases was as follows:

	June 30, 2026	June 30, 2025

Operating lease right-of-use assets	$14,988,329	$15,781,177
Operating lease liability - current	$2,023,088	$2,306,061
Operating lease liability – non-current	13,312,606	13,748,161
Total operating lease liability	$15,335,694	$16,054,222

Other supplemental information:

	For the years ended June 30,
	2026	2025
Cash paid for operating lease	$4,154,664	$2,998,952

Tenant improvement allowance. Under the Company’s lease at 35450 Inland Valley Drive, Wildomar, California, the landlord has agreed to provide a tenant improvement allowance of $20.00 per rentable square foot, or approximately $1,062,520 in the aggregate across the three phases of the lease. The allowance is accounted for as a lease incentive. The $103,460 portion of the allowance attributable to the first phase of the lease, which commenced on April 1, 2026, had not been received as of the commencement date and is therefore included as a reduction of the lease payments used to measure the related lease liability and right-of-use asset. Accordingly, the 2027 amount in the table of future minimum operating lease payments above is presented net of the $103,460 allowance. The remaining $959,060 relates to the second and third phases, which had not commenced as of June 30, 2026, and no amount has been recognized in respect of those phases.

Uncommenced lease. On July 1, 2026, the Company commenced the second phase of its building lease at 35450 Inland Valley Drive, Wildomar, California, which provides an additional 31,057 square feet of rentable space. The Company is obligated to make lease payments of approximately $894,000 during the first year of the second phase, increasing over the 10-year lease term to approximately $1,167,000 in the final year, and totaling approximately $10.3 million. Because the second phase had not commenced as of June 30, 2026, no right-of-use asset or lease liability related to the second phase was recognized in the accompanying consolidated financial statements.

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

As of June 30, 2026 and June 30, 2025, the Company had 110,000,000 shares of authorized capital, par value $0.001, of which 100,000,000 shares are designated as common stock, and 10,000,000 shares are designated as preferred stock.

Equity Transactions

During the fiscal year ended June 30, 2026, 130,809 stock options were exercised at $3.74 per share of common stock.

During the fiscal year ended June 30, 2026, 50,000 stock options were exercised at $1.78 per share of common stock.

During the fiscal year ended June 30, 2026, the Company issued 88,742 shares of common stock upon receipt of notice of the cashless exercise of a total of 143,750 warrants.

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

During the three months ended December 31, 2024, in connection with the initial public offering, the Company issued 375,000 common shares in respect to the underwriters’ option to purchase up to an additional 375,000 shares of common stock to cover over-allotments.

On December 18, 2024, the Company issued 118,906 common shares pursuant to the terms of the APA.

A total of 89,602 stock options were exercised during the year ended June 30, 2025 at $3.74 per share.

As of June 30, 2026 and June 30, 2025 the Company had 12,797,221 and 12,452,670 shares of common stock outstanding, respectively, and no shares of preferred stock issued and outstanding.

Note 14 - Warrants

Equity Classified Warrants

September 2024 Common Stock Warrants

In September 2024, the Company issued warrants to certain underwriters to purchase 143,750 shares of the Company’s common stock in connection with the Company’s initial public offering for services provided. The warrants were immediately exercisable at a price of $4.60 per share and have an expiration date of September 27, 2029. At issuance, the fair value of the warrants was determined to be $227,700 using the Black-Scholes model. As the warrants are accounted for as an equity issuance cost, the fair value of the warrants was recorded within additional paid-in capital on the Company’s consolidated balance sheets. The warrants are not remeasured in future periods as they meet the conditions for equity classification.

The Company valued the warrants, based on a Black-Scholes Option Pricing Method, which included the following inputs:

Expected term	5 years
Expected volatility	45%
Risk-free interest rate	3.50%
Expected dividend yield	0.00%

During the fiscal year ended June 30, 2026, the Company issued 88,742 shares of common stock upon the cashless exercise of warrants. There were no warrants outstanding at June 30, 2026.

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

In prior years, the Company had granted time vested options to purchase shares of common stock with exercise prices ranging from $0.52 - $1.80 on the date of grant by the Board. These options vest ratably over a period of three years and expire ten years from the date of grant and the fair value of these options was calculated using the Black-Scholes Merton model.

On April 1, 2024, the Company granted stock options to purchase an aggregate of 1,425,171 shares of its common stock at an exercise price of $3.74 per share to employees, directors, consultants and non-employee service providers pursuant to its 2021 Equity Incentive Plan.

On September 27, 2024, the Company granted stock options to purchase an aggregate of 250,000 shares of its common stock at an exercise price of $4.00 per share to employees, directors, consultants and non-employee service providers pursuant to its 2021 Equity Incentive Plan. These options vest ratably over a period of three years and expire ten years from the date of grant and the fair value of these options was calculated using the Black-Scholes-Merton model.

On April 2, 2025, the Company granted stock options to purchase an aggregate of 479,648 shares of its common stock at an exercise price of $7.25 per share to employees and directors pursuant to its 2021 Equity Incentive Plan. These options vest ratably over a period of three years and expire ten years from the date of grant and the fair value of these options was calculated using the Black-Scholes-Merton model.

On October 16, 2025, the Company granted stock options to purchase an aggregate of 58,708 shares of its common stock at an exercise price of $9.51 per share to employees and directors pursuant to its 2021 Equity Incentive Plan. These options vest ratably over a period of three years and expire ten years from the date of grant and the fair value of these options was calculated using the Black-Scholes-Merton model.

On May 31, 2026, in connection with a four-year consulting agreement, the Company granted a non-employee consultant a nonqualified option to purchase 100,000 shares of common stock under the Company’s Amended and Restated 2021 Equity Incentive Plan at an exercise price of $11.11 per share. The option expires on the tenth anniversary of the date of grant and vests in 48 equal monthly installments, subject to acceleration in full upon a change in control of the Company, a termination of the consultant by the Company without cause, or the Company’s current Chief Executive Officer ceasing to serve in that capacity.

A summary of the activity related to stock option units granted is as follows:

		Summary of Stock Options Outstanding
	Total Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (Years)
Outstanding as of June 30, 2024	1,825,171	3.26	8.30
Granted	729,648	6.14	10
Exercised	(165,602)	2.26	-
Forfeited, canceled, or expired	-	-	-
Outstanding as of June 30, 2025	2,389,217	4.21	8.20
Exercisable as of June 30, 2025	1,506,764	3.42	7.51
Granted	158,708	10.52	10
Exercised	(180,665)	3.20	-
Forfeited, canceled, or expired	(54,445)	3.74	-
Outstanding as of June 30, 2026	2,312,815	4.73	7.44
Exercisable as of June 30, 2026	1,651,125	3.89	6.93

A summary of the activity related to vested and unvested stock option units granted is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)
Balance – June 30, 2024, unvested	437,637	$3.74	1.84	9.75
Options issued	729,648	6.14	2.05	10.00
Options vested	(284,832)	3.80	1.86	-
Forfeited or cancelled	-	-	-	-
Balance – June 30, 2025, unvested	882,453	$5.54	$3.40	9.36
Options issued	158,708	10.52	6.18	10.00
Options vested	(342,030)	5.71	3.06	-
Forfeited or cancelled	(37,441)	3.74	1.84	-
Balance – June 30, 2026, unvested	661,690	$6.82	$3.79	8.71

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

The Company valued options issued in May 2026 using the Black Scholes model utilizing volatility 60%, and a risk-free rate of 4.20%. The fair value of the options was $6.61 per option.

The Company recorded share-based compensation expense of $1,170,977 and $552,800 during the years ended June 30, 2026 and 2025, respectively, which is included in educational services in the consolidated income statements. Unamortized compensation expense associated with unvested options was $2,421,731 and $832,205 as of June 30, 2026 and June 30, 2025, respectively. The weighted average period over which these costs are expected to be recognized is approximately 2.25 years.

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The Company has no valuation allowance as of June 30, 2026 and 2025.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. For businesses, the Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The rate reduction took effect on January 1, 2018. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense.

The components of income tax expense (benefit) are as follows:

	June 30, 2026	June 30, 2025
Current:
Federal	$2,440,385	$1,935,372
State	1,437,540	1,050,770
	3,877,925	2,986,142
Deferred:
Federal	(204,258)	403,941
State	(131,129)	98,514
	(335,387)	502,455
Total income tax expense	$3,542,538	$3,488,597

Income tax expense differed from the amount computed using the U.S. federal income tax rate of 21% for June 30, 2026 and 2025 as follows:

	June 30, 2026	June 30, 2025
Statutory U.S. federal income tax	$2,663,224	$2,314,794
Non-deductible items	93,708	(123,961)
Change in deferred items	-	417,037
Provision to return	(100,295)	-
State income taxes, net of federal benefit	916,825	769,790
Other	(30,924)	110,937
Income tax expense	$3,542,538	$3,488,597

Significant components of the Company’s deferred income tax assets included in deferred income taxes, non-current on the balance sheets are as follows:

	June 30, 2026	June 30, 2025
Deferred tax assets:
Lease liability and deferred rent	$4,291,479	$4,492,549
Allowance for doubtful accounts	558,131	503,900
Accrued bonuses and vacation	589,547	582,994
Non-cash compensation	643,308	109,633
	6,082,465	5,689,076
Valuation allowance	-	-
Deferred tax assets	6,082,465	5,689,076

Deferred tax liability:
Right of use asset	(4,271,986)	(4,503,369)
Property and equipment and intangible assets	(1,079,546)	(790,161)
Deferred tax liability	(5,351,532)	(5,293,530)

Net deferred tax asset	$730,933	$395,546

The Company is subject to taxation in the United States and the state of California. As of June 30, 2026, the earliest tax year still subject to examination for federal purposes is the fiscal year ended June 30, 2022 and state purposes is the fiscal year ended June 30, 2021.

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

Composite Score

As described above, ED requires institutions to meet standards of financial responsibility. ED deems an institution financially responsible when the composite score is at least 1.5. We have calculated the Company’s composite score to be 3.0 for the fiscal year ended June 30, 2025. The composite score calculation for fiscal year ended June 30, 2026, has not yet been completed as of the date of these financial statements and is due on December 31, 2026.

90/10 Disclosure

The Company derives a substantial portion of its revenues from student financial aid received by its students under the Title IV programs administered by ED pursuant to the Higher Education Act. To continue to participate in the student financial aid programs, the Company must comply with the regulations promulgated under the Higher Education Act. The regulations restrict the proportion of cash receipts for tuition and fees from eligible programs to not more than 90% from Title IV programs and other federal educational assistance funds (the “90/10 revenue test”). If an institution fails to satisfy the test for one year, its participation status becomes provisional for two consecutive fiscal years. If the test is not satisfied for two consecutive years, eligibility to participate in Title IV programs is lost for at least two fiscal years. Using ED’s cash-basis, regulatory formula under the 90/10 revenue test, as in effect for its 2025 fiscal year, HDMC, CCC, ICH, and CCMCC derived 86.82%, 80.35%, 84.71%, and 59.80% for their 90/10 revenue from Title IV program and other federal educational assistance funds, respectively, for the fiscal year ended June 30, 2025. The 90/10 calculations for fiscal year ended June 30, 2026, for each of our institutions are due to ED on December 31, 2026 and each is expected to be below 90%.

Litigation

The Company is unaware of any other pending or threatened litigation arising from services currently or formerly performed by the Company. The Company is unaware of any possible claims that could have a material adverse effect on the Company’s business, results of operations or financial condition.

Note 18 – Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On September 14, 2026, CCC entered into a lease agreement for approximately 28,218 rentable square feet in Houston, Texas for its planned new campus. The lease has an initial term of 130 months following the commencement date defined in the lease, which is the earlier of the substantial completion of tenant improvements to the premises or the date CCC opens for business in the entire premises. Base rent and CCC’s pro rata share of the building’s operating expenses are abated for the first ten months of the lease term, and total base rent over the initial lease term is approximately $6.9 million. CCC will also pay rent on any portion of the premises it occupies before the commencement date. The landlord will provide a tenant improvement allowance, and the lease includes an option to renew for one additional seven-year term at fair market rent.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of June 30, 2026, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

As of June 30, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework 2013. Based on this assessment, our management concluded that, as of June 30, 2026, our internal control over financial reporting was not effective due to the material weakness described below.

Our management determined that, as of June 30, 2026, there was a material weakness in our internal control over financial reporting arising from the lack of formally documented internal control policies and procedures over our financial close, journal entry preparation and review, account reconciliation, segregation of duties, and information technology general controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Remediation Plan

Management, with oversight from the Audit Committee, intends to implement remediation measures designed to address the identified material weakness as and when management determines appropriate, taking into account the Company’s size and available resources. Such remediation measures will include (i) engaging an external advisor to assist management in documenting policies, procedures, and process narratives, including those covering information technology general controls; (ii) implementing a risk assessment aligned with the COSO Internal Control – Integrated Framework (2013); (iii) establishing review and sign-off procedures for monthly account reconciliations, journal entries, and quarterly close packages; and (iv) strengthening segregation of duties and user access controls within the Company’s key financial reporting systems.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are taking actions to remediate the material weakness described above, which may result in changes in our internal control over financial reporting in periods subsequent to June 30, 2026.

ITEM 9B. OTHER INFORMATION

During the quarter ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2026 pursuant to Regulation 14A for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”).

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

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2024)
3.2	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on September 25, 2025)
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2024)
3.4	Certificate of Merger filed with the California Secretary of State on September 3, 2021 (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2024)
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2024)
4.2	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2024)
4.3	Description of the Registrant’s Securities (Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed with the SEC on September 25, 2025)
10.1	Investor Rights Agreement among Legacy Education Inc. and certain investors (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2024)
10.2	Amended and Restated Stockholder Agreement among Legacy Education Inc. and its stockholders (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2024)
10.3+	Amended and Restated 2021 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2024)
10.4	December 30, 2019 Note (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2024)
10.5+	Employment Agreement between the Company and LeeAnn Rohmann effective as of July 1, 2023 (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2024)
10.6	Commercial Multi-Tenant Lease dated January 14, 2016 between Syndcore Holdings LLC and Legacy Education, L.L.C. (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2024)
10.7	Multi-Tenant Office Lease dated January 17, 2018 between TV Phase One, LLC and Legacy Education, L.L.C. (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2024)
10.8	Form of Registration Rights Agreement by and between the Company and the Shareholders (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2024)
10.9	Asset Purchase Agreement dated as of October 22, 2024 by and among Legacy Education Antioch, LLC, Legacy Education Inc., Legacy Education, LLC, Contra Costa Medical Career College, Inc., Contra Costa Medical Career College Online, Inc. and, solely with respect to certain portions of the Asset Purchase Agreement, Stacey Orozco and Bulmaro Orozco (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2024)
10.10	Stock Escrow Agreement by and among the Buyer, CCMCC and Equiniti dated as of December 18, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2024)
10.11+	Amendment to Employment Agreement by and between the Company and LeeAnn Rohmann dated March 28, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025)

10.12+	Employment Agreement by and between the Company and Brandon Pope dated March 28, 2025 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025)
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on October 1, 2024)
19.1	Legacy Education Inc. Amended and Restated Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 25, 2025)
21.1*	List of Subsidiaries
23.1*	Consent of L J Soldinger Associates, LLC
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Legacy Education Inc. Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on October 1, 2024)
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2026 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of September, 2026.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LeeAnn Rohmann	Chief Executive Officer and Chairman of the Board of Directors	September 24, 2026
LeeAnn Rohmann	(Principal Executive Officer)

/s/ Brandon Pope	Chief Financial Officer	September 24, 2026
Brandon Pope	(Principal Financial and Accounting Officer)

/s/ Gerald Amato	Director	September 24, 2026
Gerald Amato

/s/ Blaine Faulkner	Director	September 24, 2026
Blaine Faulkner

/s/ Peggy Tiderman	Director	September 24, 2026
Peggy Tiderman

/s/ Zwade J. Marshall	Director	September 24, 2026
Zwade J. Marshall

/s/ Janis L. Paulson	Director	September 24, 2026
Janis L. Paulson

