Form 10-Q
period 2026-09-30
Legacy Education Inc.
filed 2026-11-12
CIK 1836754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of November 11, 2026 was 12,846,522.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains certain forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “believes,” “will,” “expects,” “anticipates,” “estimates,” “predicts,” “potential,” “continues” “intends,” “plans” and “would” or the negative of these terms or other comparable terminology. For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, and plans are all forward-looking statements. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	compliance with the extensive existing regulatory framework applicable to our industry or our failure to timely obtain and maintain regulatory approvals and accreditation;

●	compliance with continuous changes in applicable federal laws and regulations including recently enacted federal legislation, executive orders and recent and pending rulemaking by the U.S. Department of Education (“ED”);

●	the effect of current and future Title IV Program laws and regulations arising out of recent legislation, executive orders and negotiated rulemakings, including any recent and potential future reductions in funding or restrictions on the use of funds received through Title IV Programs;

●	successful updating and expansion of the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;

●	uncertainties regarding our ability to comply with current and future federal laws and regulations regarding the 90/10 revenue test, gainful employment and/or earnings premium metrics, and limits on cohort default rates;

●	successful implementation of our strategic plan;

●	our inability to maintain eligibility for or to process federal student financial assistance;

●	regulatory investigations of, or actions commenced against, us or other companies in our industry, including “borrower defense to repayment” claims;

●	changes in the state regulatory environment or budgetary constraints;

●	enrollment declines or challenges in our students’ ability to find employment as a result of economic conditions;

●	maintenance and expansion of existing industry relationships and development of new industry relationships;

●	a loss of members of our senior management or other key employees;

●	uncertainties associated with opening new campuses;

●	uncertainties associated with integration of acquired schools;

●	industry competition;

●	the effect of any cybersecurity incident;

●	general economic conditions; and

●	other factors discussed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

(dba Central Coast College)

(dba Integrity College of Health)

(dba Contra Costa Medical Career College)

Condensed Consolidated Financial Statements

for the three months

ended September 30, 2026 and 2025

Legacy Education Inc.

Consolidated Balance Sheets

	September 30, 2026 (Unaudited)	June 30, 2026*
ASSETS
Current assets
Cash and cash equivalents	$21,650,077	$22,731,159
Accounts receivable, net of $2,258,184 and $1,994,492 allowance for doubtful accounts as of September 30, 2026 and June 30, 2026, respectively	21,625,580	19,861,938
Prepaid expenses	3,176,595	2,139,614
Other receivables	1,310,365	1,075,269
Total current assets	47,762,617	45,807,980

Property and equipment, net	3,236,927	3,224,839
Operating lease right-of-use asset	21,315,135	14,988,329
Financing lease right-of-use asset	269,205	277,706
Intangible assets	3,833,513	3,838,416
Goodwill	6,846,911	6,846,911
Accounts receivable, long-term	2,197,378	2,153,680
Deferred income tax assets	730,568	730,933
Security deposits	750,092	680,955
Total assets	$86,942,346	$78,549,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,761,194	$4,998,992
Accrued income tax payable	335,126	380,666
Deferred, unearned tuition	4,910,842	4,783,947
Other current liabilities	3,197	3,197
Current portion of debt	46,070	53,351
Debt owed, related party	50,000	50,000
Current portion of financing lease	73,539	71,509
Current portion of operating lease liability	2,570,725	2,023,088
Total current liabilities	13,750,693	12,364,750

Debt, net of current portion	18,842	27,025
Financing lease, net of current portion	-	79,912
Operating lease liability, net of current portion	19,136,753	13,312,606
Total liabilities	32,906,288	25,784,293

Commitments and contingencies

Stockholders’ equity
Preferred stock: $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value, 100,000,000 shares authorized, 12,813,821 and 12,797,221 shares issued and outstanding as of September 30, 2026 and June 30, 2026, respectively	12,814	12,797
Additional paid in capital	30,257,349	29,855,474
Retained earnings	23,765,895	22,897,185
Total stockholders’ equity	54,036,058	52,765,456
Total liabilities and stockholders’ equity	$86,942,346	$78,549,749

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legacy Education Inc.

Consolidated Income Statements

(Unaudited)

	For the three months ended September 30,
	2026	2025
Revenue
Tuition and related income, net	$20,002,919	$19,401,023

Operating expenses
Educational services	11,684,049	10,335,764
General and administrative	7,172,344	6,067,482
General and administrative – related party	89,200	175,300
Depreciation and amortization	176,363	123,827
Total costs and expenses	19,121,956	16,702,373

Operating income	880,963	2,698,650

Other income and expense
Loss on disposal of fixed assets	-	-
Loss on debt settlement	-	-
Interest expenses	(13,155)	(43,960)
Interest income	324,722	318,844
Total other income	311,567	274,884

Income before income tax expenses	1,192,530	2,973,534
Income tax expenses	(323,820)	(786,574)
Net income	$868,710	$2,186,960

Net income per share
Basic net income per share	$0.07	$0.18
Diluted net income per share	$0.06	$0.16

Weighted average number of common stock outstanding
Basic weighted average shares outstanding	12,807,415	12,458,551
Diluted weighted average shares outstanding	14,114,191	13,886,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legacy Education Inc.

Consolidated Statements of Changes in Stockholders’ Equity

for the three months ended September 30, 2026 and 2025

(Unaudited)

	Preferred Stock		Common Stock		Additional paid in	Retained
	Shares	Amount	Shares	Amount	capital	Earnings	Total
Balance, June 30, 2026	-	$-	12,797,221	$12,797	$29,855,474	$22,897,185	$52,765,456

Stock retirement			(679)	-	-	-	-
Exercise of options	-	-	17,279	17	64,605	-	64,622
Stock-based compensation	-	-	-	-	337,270	-	337,270
Net income	-	-	-	-	-	868,710	868,710
Balance, September 30, 2026	-	$-	12,813,821	$12,814	$30,257,349	$23,765,895	$54,036,058

	Preferred Stock		Common Stock		Additional paid in	Retained
	Shares	Amount	Shares	Amount	capital	Earnings	Total
Balance, June 30, 2025	-	$-	12,452,670	$12,453	$27,273,365	$13,757,702	$41,043,520

Exercise of options	-	-	44,357	44	165,851	-	165,895
Stock-based compensation	-	-	-	-	269,246	-	269,246
Net income	-	-	-	-	-	2,186,960	2,186,960
Balance, September 30, 2025	-	$-	12,497,027	$12,497	$27,708,462	$15,944,662	$43,665,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legacy Education Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended September 30,
	2026	2025
Cash flows provided by (used in) operating activities:
Net income	$868,710	$2,186,960
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non cash compensation	337,270	269,246
Depreciation & amortization	176,363	123,828
Deferred income tax	365	-
Provision for credit losses	995,538	953,246
Changes in assets and liabilities:
Accounts receivable, net	(2,802,878)	(3,103,633)
Prepaid expenses	(1,145,290)	(795,737)
Other receivable	(144,948)	(177,090)
Other assets	(6,000)	51,912
Accounts payable and accrued liabilities	762,202	365,148
Income tax payable	(45,539)	787,724
Deferred unearned tuition	126,895	394,731
Net cash provided by (used in) operating activities	(877,312)	1,056,335

Cash flows used in investing activities:
Purchases of property and equipment	(175,047)	(246,677)
Net cash used in investing activities	(175,047)	(246,677)

Cash flows provided by (used in) financing activities:
Proceeds from exercise of options	64,623	165,895
Principal payment on finance lease	(77,881)	(61,104)
Principal payments on debt	(15,465)	(644,719)
Net cash provided by (used in) financing activities	(28,723)	(539,928)

Net increase (decrease) in cash and cash equivalents and restricted cash	(1,081,082)	269,730
Cash and cash equivalents and restricted cash, beginning of year	22,731,159	20,316,357
Cash and cash equivalents and restricted cash, end of period	$21,650,077	$20,586,087

Supplemental disclosure of cash flow information
Cash paid during the periods for interest	$13,002	$43,959
Cash paid during the periods for income taxes	$368,995	$-

Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease liabilities	$6,957,462	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legacy Education Inc.

Notes to Consolidated Financial Statements

For Three Months ended September 30, 2026 and 2025

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

CCMCC, a wholly owned subsidiary of HDMC effective as of December 18, 2024, is accredited by ACCET and was granted temporary approval to participate in the Federal Student Aid programs by the Department of Education (“ED”) following the consummation of the December 18, 2024 acquisition. ED approved CCMCC’s change in ownership and control and on November 8, 2026 ED issued a fully-executed provisional program participation agreement to CCMCC with an expiration date of September 30, 2029. CCMCC offers vocational nursing, surgical technology, sterile processing technician, medical assisting, diagnostic medical sonography, EKG/ECG technician, and medical administrative assistant/billing and coding specialist programs.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of HDMC and its wholly-owned subsidiaries, CCC, Integrity and CCMCC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K filed on September 24, 2026, for the year ended June 30, 2026.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2026 and June 30, 2026 approximately $10.81 million and $10.71 million, respectively, of cash equivalents was held in instruments considered level 1 securities as defined in the “Fair Value of Financial Instruments” note below.

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

Leases

The Company accounts for leases in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842 Leases, which requires the recognition of assets and liabilities by lessees for those leases classified as operating leases under GAAP. The Company determines if an arrangement is a lease at inception and evaluates the lease agreement to determine whether the lease is a finance or operating lease. The guidance requires that a lessee should recognize on the balance sheet a liability to make lease payments and a right-to-use asset representing the Company’s right to use the underlying assets for the term of the lease. The guidance allows a lessee who enters into a lease with a term of 12 months or less to make an accounting policy election by class of underlying assets not to recognize assets and liabilities. Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of lease payment over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement to determine the present value of lease payments over the lease term. See Note 11 for more information about the Company’s lease-related obligations.

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

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. The Company had no long-lived asset impairments as of September 30, 2026 and June 30, 2026.

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

Disaggregation of Revenue

The tuition and related revenue consist of the following during the three months ended September 30, 2026 and 2025:

	2026	2025
Tuition and lab fees (recognized over time)	$17,245,800	$16,921,803
Books, registration and other fees (recognized at a point in time)	2,757,119	2,479,220
Total revenue	$20,002,919	$19,401,023

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

The following table presents a roll forward of the allowance for credit losses for the three months ended September 30, 2026 and 2025 presented:

	September 30, 2026	September 30, 2025
Beginning balance	$1,994,492	$1,641,052
Provision for credit losses	995,538	953,246
Write-offs	(758,354)	(732,987)
Write-offs recoveries	26,508	-
Ending balance	$2,258,184	$1,861,311

Refunds

The Company pays or credits refunds within 45 days of a student’s cancellation or withdrawal for students who have completed 60% or less of the period of attendance based on a pro rata calculation. Once the student has completed more than 60% of a period of attendance, all Title IV funds are considered earned and no refunds are due to ED.

Advertising

The Company expenses advertising cost as incurred. Advertising costs amounted to $1,255,211 and $1,574,722 for the three months ended September 30, 2026, and 2025, respectively. Advertising costs are included in general and administrative expenses on the consolidated income statements.

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

Concentration of Credit Risk

A substantial portion of the Company’s revenues and student receivables are derived from students who participate in federal financial aid programs administered by the U.S. Department of Education (“ED”) under Title IV of the Higher Education Act. Although financial aid funds are disbursed through these programs and represent a significant source of funding for student tuition, the related accounts receivable represent obligations of individual students and not direct receivables from ED or other governmental agencies. The Title IV programs are subject to significant federal regulatory requirements and political and budgetary considerations, and there can be no assurance that funding levels or program availability will remain at current levels. Any material noncompliance with applicable regulatory requirements could have a material adverse effect on the Company’s operations and financial condition. No individual student or other customer accounted for more than 10% of consolidated revenues or gross accounts receivable as of September 30, 2026 or June 30, 2026.

The Company maintains its cash and cash equivalents in various financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company performs ongoing evaluations of these institutions to limit concentration risk exposure. The Company maintains cash balances in excess of these limits from time to time. As of September 30, 2026 and June 30, 2026, the Company’s bank deposits in excess of FDIC insured limits were approximately $8.4 million and $10.8 million, respectively.

As of September 30, 2026 and June 30, 2026, $10.81 million and $10.71 million, respectively, was held in U.S. Treasury bills and U.S. Treasury money market funds in a brokerage account, which are not insured by the FDIC. The weighted average yield on these holdings was approximately 3.7% and 3.5% per annum as of September 30, 2026 and June 30, 2026, respectively.

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

Additionally, the Company is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. The Company will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of the common stock held by non-affiliates equals or exceeds $250 million as of the last business day of its most recently completed second fiscal quarter, and its annual revenues equaled or exceeded $100 million during its most recently completed fiscal year or (2) the market value of the common stock held by non-affiliates equals or exceeds $700 million as of the last business day of its most recently completed second fiscal quarter.

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

The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share for three months ended September 30, 2026 and 2025:

	For the three months ended September 30,
	2026	2025
Numerator
Net income	$868,710	$2,186,960

Denominator
Weighted-average shares outstanding, basic	12,807,415	12,458,551
Common stock warrants	-	77,293
Dilutive impact of share-based instruments	1,306,776	1,350,357
Weighted-average shares outstanding, diluted	14,114,191	13,886,201

Net income per share
Basic	$0.07	$0.18
Diluted	$0.06	$0.16

For the three months ended September 30, 2026, options to purchase 100,000 shares of common stock were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

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

Note 3 - Intangible Assets

The Company’s intangible assets consisted of the following as of September 30, 2026 and June 30, 2026:

	September 30, 2026	June 30, 2026
Goodwill	$6,846,911	$6,846,911
Trade name	1,736,100	1,736,100
Accreditation	1,818,200	1,818,200
Course curriculum	344,000	344,000
Total cost of intangibles	$10,745,211	$10,745,211
Less accumulated amortization	(64,787)	(59,884)
Intangibles net	$10,680,424	$10,685,327

As of September 30, 2026 and June 30, 2026, no impairment of the Company’s goodwill, nor other intangibles with an indefinite life was required related to its previous acquisitions of CCC, Integrity and CCMCC. The Company recognized $4,903 and $4,903 in amortization expense for the three months ended September 30, 2026 and 2025, respectively. Estimated amortization expense for course curriculum is $19,611 for each of the fiscal years ending June 30, 2027, 2028, 2029, 2030 and 2031. Although the ACCET accreditation has an indefinite life, the accreditation requires renewal every five years. CCC’s ACCET accreditation was most recently renewed in April 2025 and its next renewal is in April 2030. CCMCC’s accreditation was most recently renewed in April 2026 and its next renewal is in April 2031. HDMC’s ACCET accreditation was most recently renewed in April 2024 and its next renewal is in April 2029. Integrity’s ABHES accreditation was renewed in February 2026 and its next renewal is scheduled for February 2032. Although ABHES accreditation has an indefinite life, the accreditation requires periodic renewal. 100% of goodwill is expected to be deductible for federal income tax purposes and will be amortized over 15 years on a straight-line basis.

Note 4 - Property and Equipment

Property and equipment consist of the following:

	September 30, 2026	June 30, 2026
Leasehold improvements	$1,410,940	$1,411,947
Machinery and equipment	2,029,219	1,968,408
Computer equipment	2,121,172	2,010,003
Furniture, fixtures and other equipment	398,137	394,063
Total	5,959,468	5,784,421
Less accumulated depreciation and amortization	(2,722,541)	(2,559,582)
Property and equipment, net	$3,236,927	$3,224,839

Depreciation and amortization expense associated with property and equipment totaled $162,959 and $118,925 for the three months ended September 30, 2026 and 2025, respectively.

Note 5 – Accounts Receivable

The following table presents the components of accounts receivable as reported in the Company’s consolidated balance sheets:

	September 30, 2026	June 30, 2026
Accounts receivable, net (current)	$21,625,580	$19,861,938
Accounts receivable, long-term	2,197,378	2,153,680
Total net accounts receivable	$23,822,958	$22,015,618

Receivables are presented net of the allowance for credit losses of $2,258,184 as of September 30, 2026 and $1,994,492 as of June 30, 2026. Activity in the allowance for credit losses is presented in the roll-forward in Note 2.

Long-Term Receivables

The TuitionFlex Program is designed to create a flexible tuition credit program for students and families to help bridge the financial gap, all in accordance with applicable federal Truth-In-Lending regulations. Through this program, we offer payment plans to all students, regardless of financial need, for up to 6 years. The long-term portion of student receivables utilizing the TuitionFlex program was $2,197,378 and $2,153,680 as of September 30, 2026 and June 30, 2026, respectively.

Note 6 – Prepaid Expenses

The prepaid expenses consist of the following as of September 30, 2026 and June 30, 2026:

	September 30, 2026	June 30, 2026
Books	$509,342	$340,215
Supplies and other prepaid expenses	2,667,253	1,799,399
Total prepaid expenses	$3,176,595	$2,139,614

Note 7 – Other Receivables

The other receivables consist of the following as of September 30, 2026 and June 30, 2026:

	September 30, 2026	June 30, 2026
Other advance	116,515	98,324
Tenant improvement allowance receivable	430,563	244,233
Receivable from CCMCC Seller	579,632	549,057
Employee retention credit	45,978	45,978
Amounts due from the State of California	137,677	137,677
Total other receivables	$1,310,365	$1,075,269

The Company paid $106,846 of federal income taxes on behalf of a foreign investor in Legacy in the year ended June 30, 2020, and the amount due back to the Company as of September 30, 2026 and each of June 30, 2026 and 2025 was $94,454.

During the fiscal year ended June 30, 2021, the Company applied for certain Employee Retention Credits (“ERTC”) under the CARES Act in the approximate amount of $2.9 million. The remaining balance of the ERTC receivable as of September 30, 2026 and June 30, 2026 was $45,978 and $45,978, respectively.

Note 8 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses as of September 30, 2026 and June 30, 2026 consist of the following:

	September 30, 2026	June 30, 2026
Accounts payable	$1,822,922	$1,323,488
Accrued payroll and payroll taxes	896,329	1,305,258
Accrued vacation	695,410	682,152
Accrued bonuses	1,610,987	1,610,987
Accrued legal settlement expense	687,500	-
Accrued other expenses	48,046	77,107
Total	$5,761,194	$4,998,992

Note 9 - Debts and Other Liabilities

(1) Promissory Notes and Related Parties Debt

	September 30, 2026	June 30, 2026
Promissory note issued on December 30, 2019, related party	$50,000	$50,000
Total other debt	$50,000	$50,000

In 2019, the Company received $550,000 in proceeds from several creditors, including $50,000 from related parties in the form of unsecured promissory notes. Under the terms of the unsecured promissory notes, the principal was due and payable on the earlier to occur of (i) the 9-month anniversary of the first advance under each promissory note; or (ii) the completion of an initial public offering by payee (“Maturity Date”), and the promissory note shall bear interest at a monthly rate of 1% based upon the amount outstanding as of any calculation date. Interest shall be payable monthly commencing on the 15th day of each calendar month following the date funds are first advanced. The maturity dates on these promissory notes were extended to March 31, 2021. The noteholders agreed to defer the repayment of the principal balance until the completion of an initial public offering and subsequently agreed to defer the repayment until demanded or paid.

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

Concurrently with the exchange, the Company engaged SELF as a consultant under a four-year consulting agreement and granted SELF an option to purchase 100,000 shares of common stock. See Note 14 – Share-Based Compensation Plans.

(2) Equipment Loan

In January 2023, the Company entered into an equipment loan for $30,744. The note accrues interest at a rate of 6.0% per annum and requires 48 equal monthly payments. As of September 30, 2026 and June 30, 2026, the principal balance of the promissory note was $2,270 and $4,498, respectively.

In August 2023, the Company entered into an equipment loan for $35,580. The note accrues interest at a rate of 10.14% per annum and requires 48 equal monthly payments. As of September 30, 2026 and June 30, 2026, the principal balance of the promissory note was $8,367 and $10,741, respectively.

In November 2023, the Company entered into an equipment loan for $14,610. The note accrues interest at a rate of 10.72% per annum and requires 48 equal monthly payments. As of September 30, 2026 and June 30, 2026, the principal balance of the promissory note was $4,590 and $5,575, respectively.

In December 2023, the Company entered into an equipment loan for $11,920. The note accrues interest at a rate of 13.53% per annum and requires 36 equal monthly payments. As of September 30, 2026 and June 30, 2026, the principal balance of the promissory note was $787 and $1,935, respectively.

In February 2024, the Company entered into an equipment loan for $35,612. The note accrues interest at a rate of 8% per annum and requires 36 equal monthly payments. The first payment was on April 1, 2024. As of September 30, 2026 and June 30, 2026, the principal balance of the promissory note was $6,541 and $9,714, respectively.

In June 2024, the Company entered into an equipment loan for $48,966. The note accrues interest at a rate of 11.16% per annum and requires 48 equal monthly payments. The first payment was on June 1, 2024. As of September 30, 2026 and June 30, 2026, the principal balance of the promissory note was $23,061 and $26,161, respectively.

In July 2024, the Company entered into an equipment loan for $39,189. The note accrues interest at a rate of 11.15% per annum and requires 48 equal monthly payments. The first payment was on July 1, 2024. As of September 30, 2026 and June 30, 2026, the principal balance of the promissory note was $19,295 and $21,752, respectively.

Future maturities over the remaining term of total debt for (1) to (2) are as follows:

2027 (1)	$87,887
2028	27,025
114,912
Less: current portion (1)	(96,070)
Long-term portion of debt	$18,842

(1)	Includes $50,000 related party debt

Note 10 - Related Party Transactions

A shareholder of the Company was paid $22,500 and $122,500 as consulting fees in the three months ended September 30, 2026 and 2025, respectively.

A director of the Company was paid $32,100 and $26,850 as consulting fees in the three months ended September 30, 2026 and 2025, respectively.

A company controlled by a director of the Company was paid $34,600 and $25,950 as consulting fees during the three months ended September 30, 2026 and 2025, respectively.

In December 2019, the Company received $50,000 of proceeds from a promissory note, entered into with an executive of the Company, which bears interest at the rate of 12% per annum and matures on the earlier of the nine-month anniversary of the loan or the completion of an initial public offering. The Company completed an initial public offering in September 2024, and the parties agreed to carry the note as due on demand. The balance of this note was $50,000 and $50,000 as of September 30, 2026 and June 30, 2026, respectively.

Note 11 – Lease Commitments

Finance Leases

In July 2023, the Company entered into an equipment lease for $340,048. The related finance liability has an implied interest rate of 11.16% per annum and requires 5 equal annual payments due on September 1 of each year. As of September 30, 2026 and June 30, 2026, the balance of the finance liability was $73,539 and $151,421, respectively.

The present value of future minimum lease payments due at September 30, 2026 was as follows:

2027	$-
2028	81,459
Total minimum payments	81,459
Less: amount representing interest	(7,920)
Present value of minimum payments	$73,539
Less: current portion	(73,539)
Long term portion	$-

The Company has determined to amortize the lease over the useful life of the equipment, or ten years, and put the equipment into service in September 2024. The Company recorded amortization of $8,501 and $8,501 in the three months ended September 30, 2026 and 2025, respectively.

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

The Company uses its incremental borrowing rate based on the information available at the commencement to determine the present value of lease payments over the lease term. As of September 30, 2026, the weighted average incremental borrowing rate used by the Company was approximately 6.45%, and the weighted average remaining years left on outstanding leases was 6.68 years.

The present value of future minimum lease payments due at September 30, 2026 was as follows:

2027	$2,788,911
2028	3,588,461
2029	3,288,045
2030	3,462,566
2031	3,455,261
After 2031	11,378,187
Total future minimum operating lease payments	27,961,431
Less: imputed interest	(6,253,953)
Total	21,707,478
Current portion of operating lease	2,570,725
Long term portion of operating lease	$19,136,753

Total rent expense and related taxes and operating expenses under operating leases for the three months ended September 30, 2026 and 2025 were $1,745,967 and $1,335,350, respectively.

Supplemental balance sheet information related to leases was as follows:

	September 30, 2026	June 30, 2026

Operating lease right-of-use assets	$21,315,135	$14,988,329
Operating lease liability - current	$2,570,725	$2,023,088
Operating lease liability – non-current	19,136,753	13,312,606
Total operating lease liability	$21,707,478	$15,335,694

Other supplemental information:

	For the three months ended September 30,
	2026	2025
Cash paid for operating lease	$988,633	$832,580

Tenant improvement allowance:

(1)	Under the Company’s lease at 35450 Inland Valley Drive, Wildomar, California, the landlord has agreed to provide a tenant improvement allowance of $20.00 per rentable square foot, or approximately $1,062,520 in the aggregate across the three phases of the lease.
(2)	On September 14, 2026, CCC entered into a lease agreement for approximately 28,218 rentable square feet in Houston, Texas for its planned new campus. Under the Company’s lease the landlord will provide a tenant improvement allowance.

A summary of the information related to tenant improvement allowance is as follows:

Location	Commencement Date	September 30, 2026	June 30, 2026
35450 Inland Valley Drive, Wildomar, California:
Phase 1: approximately 5,173 rentable square feet	April 1, 2026	$103,460	$103,460
Phase 2: approximately 31,057 rentable square feet	July 1, 2026	281,931	140,772
Phase 3: approximately 16,896 rentable square feet	estimate January 1, 2028	-	-
Subtotal		385,391	244,232

10496 Old Katy Road, Houston Texas	estimate before December 31, 2026	45,172	-

Total		$430,563	$244,232

The allowance is accounted for as a lease incentive. The allowance attributable to the lease had not been received as of the commencement date and is therefore included as a reduction of the lease payments used to measure the related lease liability and right-of-use asset. Accordingly, the 2027 amount in the table of future minimum operating lease payments above is presented net of the $103,460 allowance and $621,140 allowance for first and second phase, respectively. The remaining $337,920 relates to the third phase, which had not commenced as of September 30, 2026, and no amount has been recognized in respect of that phase.

Uncommenced lease.

(1)	Estimated on January 1, 2028, the Company will commence the third phase of its building lease at 35450 Inland Valley Drive, Wildomar, California, which provides an additional 16,896 square feet of rentable space. The Company is obligated to make lease payments of approximately $251,750 during the fiscal year ending June 30, 2028 of the third phase, increasing over the 10-year lease term to approximately $581,730 in the final year, and totaling approximately $4.8 million. Because the third phase had not commenced as of September 30, 2026, no right-of-use asset or lease liability related to the third phase was recognized in the accompanying consolidated financial statements.

(2)	Estimated before December 31, 2026, the Company will commence the lease in Houston, Texas for its planned new campus, which provides approximately 28,218 rentable square feet. The lease has an initial term of 130 months following the commencement date defined in the lease, which is the earlier of the substantial completion of tenant improvements to the premises or the date CCC opens for business in the entire premises. Base rent and CCC’s pro rata share of the building’s operating expenses are abated for the first ten months of the lease term, and total base rent over the initial lease term is approximately $6.9 million. Because the lease had not commenced as of September 30, 2026, no right-of-use asset or lease liability related to this lease was recognized in the accompanying consolidated financial statements.

Note 12 – Stockholders’ Equity

As of September 30, 2026 and June 30, 2026, the Company had 110,000,000 shares of authorized capital, par value $0.001, of which 100,000,000 shares are designated as common stock, and 10,000,000 shares are designated as preferred stock.

Equity Transactions

During the three months ended September 30, 2026, 17,279 shares of common stock were issued upon the exercise of stock options at $3.74 per share, including 1,505 shares for options exercised on June 30, 2026.

During the three months ended September 30, 2026, 679 shares of common stock were retired.

During the three months ended September 30, 2025, 44,357 stock options were exercised at $3.74 per share of common stock.

As of September 30, 2026 and June 30, 2026 the Company had 12,813,821 and 12,797,221 shares of common stock outstanding, respectively, and no shares of preferred stock issued and outstanding.

Note 13 - Warrants

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

During the fiscal year ended June 30, 2026, the Company issued 88,742 shares of common stock upon the cashless exercise of warrants. There were no warrants outstanding at September 30, 2026 and June 30, 2026.

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

Options exercised during the three months ended September 30, 2026 exclude 1,505 options exercised on June 30, 2026, which are included in the option activity for the fiscal year ended June 30, 2026; the related 1,505 shares of common stock were issued on July 1, 2026 (see Note 12). A summary of the activity related to stock option units granted is as follows:

		Summary of Stock Options Outstanding
	Total Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (Years)
Outstanding as of June 30, 2026	2,312,815	4.73	7.44
Granted	-	-	-
Exercised	(15,774)	3.74	-
Forfeited, canceled, or expired	(5,901)	-	-
Outstanding as of September 30, 2026	2,291,140	4.74	7.19
Exercisable as of September 30, 2026	1,746,042	4.01	6.77

A summary of the activity related to vested and unvested stock option units granted is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)
Balance – June 30, 2026, unvested	661,690	$6.82	3.79	8.71
Options issued	-	-	-	-
Options vested	(115,521)	5.64	-	-
Forfeited or cancelled	(1,071)	3.74	-	-
Balance – September 30, 2026, unvested	545,098	$7.08	$3.95	8.53

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

The Company recorded share-based compensation expense of $337,270 and $269,246 during the three months ended September 30, 2026 and 2025, respectively, which is included in educational services in the consolidated income statements. Unamortized compensation expense associated with unvested options was $2,084,500 as of September 30, 2026. The weighted average period over which these costs are expected to be recognized is approximately 1.10 years.

Note 15 - Income Tax

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The Company has no valuation allowance as of September 30, 2026 and June 30, 2026.

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

The Company’s effective tax rate for the three months ended September 30, 2026 was 27.15% as compared to 26.45% for the three months ended September 30, 2025. The Company is subject to taxation in the United States and the state of California.

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

Litigation

In November 2024, a former employee filed a lawsuit against the Company in Superior Court of Orange County California alleging breach of contract. In October 2026, the parties reached a settlement amount of $687,500. The Company recorded the estimated settlement as an accrued liability at September 30, 2026, included in general and administrative expenses, for the three months ended September 30, 2026. Other than this matter, the Company is unaware of any pending or threatened litigation arising from services currently or formerly performed by the Company, or any possible claims that could have a material adverse effect on its business, results of operations or financial condition.

Note 17 – Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

In October 2026, the Company funded the repurchase of 970 shares of its common stock for $9,989, and the shares were retired on October 21, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Throughout this Quarterly Report on Form 10-Q references to “we,” “our,” “us,” the “Company,” or “Legacy,” refer to Legacy Education Inc.

Overview

We provide career-focused, post-secondary education services to students at all stages of adult life, from recent high school graduates to working parents, through our accredited academic institutions: High Desert Medical College, which we acquired in July 2010, Central Coast College, which we acquired in January 2019, Integrity College of Health, which we acquired in September 2020, and Contra Costa Medical Career College, which we acquired in December 2024. As of September 30, 2026, we enrolled 3,684 students.

High Desert Medical College

HDMC was established in the State of California in 2002 and began offering classes in 2003. It started with campuses in Lancaster, California, and added its first branch in 2008 in Bakersfield, California. Due to enrollment growth and high demand for its services, HDMC expanded to add a branch campus in Temecula, California in order to accommodate 250 to 400 additional students. HDMC offers Ultrasound Technician (“UT”), Vocational Nursing (“VN”), VN Associate of Applied Science degree program, Associate Degree of Nursing, Nursing Assistant, MRI Associate of Applied Science, Cardiac Sonography, Pharmacy Technician, Dental Assisting, Clinical Medical Assisting, Medical Administrative Assisting, Medical Billing and Coding, Veterinary Assistant, Phlebotomy Technician avocational, UT Associate of Applied Science degree programs, EMT, Surgical Technology Associate of Applied Science, and Sterile Processing Technician programs. As of September 30, 2026, HDMC had 2,314 students enrolled in its programs.

Central Coast College

CCC was established in the State of California in 1983. In 1991, CCC moved to its current location in Salinas, California to accommodate growing enrollment numbers and the addition of new training programs. In September 2026, CCC entered into a lease for a new, additional location in Houston, Texas, which CCC currently projects to open before December 31, 2026, subject to receipt of the required regulatory and accreditation approvals.

CCC offers the following certificate or degree programs: Computer Specialist: Accounting, Medical Administrative Assistant, Medical Assisting, Nursing Assistant, UT, UT Associate of Applied Science, Veterinary Assistant, Veterinary Technology Associate of Applied Science, VN, Surgical Technology (Associate of Applied Science), Dental Assisting, Sterile Processing Technician, Pharmacy Technician, MRI Associate of Applied Science, and Cardiac Sonography Associate of Applied Science. CCC also offers an avocational Phlebotomy Technician program. As of September 30, 2026, CCC had 600 students enrolled in its programs.

Integrity College of Health

Integrity was established in the State of California in 2007. Integrity’s campus is located in Pasadena, California. Integrity offers VN, Registered Nurse to Bachelor of Science in Nursing (“RN to BSN”), Medical Assisting, Medical Billing and Coding, Veterinary Assistant, Sterile Processing Technician, EMT, and Diagnostic Medical Sonography programs. Integrity earned initial accreditation from NLN CNEA for its Bachelor of Science in Nursing RN to BSN Track in June 2025. As of September 30, 2026, Integrity had 202 students enrolled in its programs.

Contra Costa Medical Career College

CCMCC was established in the State of California in 2007. CCMCC’s campus is located in Antioch, California. CCMCC offers the following certificate and degree programs: VN, Surgical Technology (Associate of Applied Science), Sterile Processing Technician, Pharmacy Technician, Diagnostic Medical Sonography, Medical Assisting with Phlebotomy, Dental Assisting, Clinical Medical Assisting, EKG/ECG Technician, Medical Administrative Assistant/Billing and Coding Specialist, and Phlebotomy (avocational) programs. CCMCC also has obtained approval from ACCET and BPPE to offer programs in Cardiac Sonography Associate of Applied Science, Veterinary Assistant, and MRI Associate of Applied Science, and plans to begin offering the programs in the second half of fiscal 2027. As of September 30, 2026, CCMCC had 568 students enrolled in its programs.

Recent Developments

Regulatory Updates

Negotiated Rulemaking

ED has promulgated a substantial number of new regulations in recent years that impact our business. See Annual Report at Form 10-K at “Education Regulations – Negotiated Rulemaking.” ED held negotiated rulemaking sessions between April and May 2026 to consider amendments to the regulations respecting the Secretary’s recognition of accrediting agencies and related institutional eligibility requirements for the Title IV Programs. See Annual Report at Form 10-K at “Education Regulations – ED Recognition of Accrediting Agencies.” The negotiators reached consensus on the proposed rule, and on August 19, 2026, ED published a notice of proposed rulemaking containing language materially identical to the consensus language. On October 30, 2026 ED published the final regulations which will take effect on July 1, 2027 and contain similar language to the language in the notice of proposed rulemaking. The new regulations and any future ED guidance implementing these final regulations could impact the ability of the accreditors that accredit our institutions to maintain recognition by ED and the accreditation requirements applicable to our institutions. See Annual Report at Form 10-K at “Education Regulations – Negotiated Rulemaking.”

Cohort default rate

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

In September 2026, ED released the final cohort default rates for the 2023 federal fiscal year. These are the most recent final rates published by ED. The rates for our existing institutions for the 2023, 2022, and 2021 federal fiscal years are as follows: HDMC 0.3%, 0%, and 0%; CCC 1.4%, 0% and 0%; Integrity 0%, 0%, and 0%; and CCMCC 0.5%, 0%, and 0%, respectively. Consequently, none of our institutions had a cohort default rate equal to or greater than 30% for the 2023, 2022, and 2021 federal fiscal years. During the COVID-19 pandemic, ED temporarily suspended federal student loan repayment obligations. This suspension, which lasted over three years, contributed to a reduction in our cohort default rates. Our cohort default rates could be substantially higher for the periods after October 2023, when the suspension expired if borrowers do not timely repay their federal student loans. We are engaging in activities aimed at reminding borrowers of their obligations to repay loans and to reduce the number of borrowers who default on their loans; however, we cannot predict or guarantee that these activities will be successful or that the cohort default rates will not increase or exceed applicable eligibility thresholds. See Annual Report at Form 10-K at “Education Regulations – Cohort Default Rate.”

CCMCC Program Participation Agreement

Under the provisions of the HEA, an institution must apply to ED for continued certification to participate in the Title IV Programs at least every six years or when it undergoes a change in ownership resulting in a change of control. CCMCC was previously participating in the Title IV Programs under a temporary provisional program participation agreement in connection with the change in ownership and control resulting from our acquisition of the institution. See Annual Report at Form 10-K at “Education Regulations.” ED approved CCMCC’s change in ownership and control and on November 8, 2026 ED issued a fully-executed provisional program participation agreement to CCMCC with an expiration date of September 30, 2029.

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

The allowance for credit losses was $2,258,184 and $1,994,492 as of September 30, 2026 and June 30, 2026, respectively. Our provision for credit losses as a percentage of revenue for the three months ended September 30, 2026 and 2025 was 5.0% and 4.9%, respectively. A one percentage point increase in our provision for credit losses as a percentage of revenue for the three months ended September 30, 2026 and 2025 would have resulted in an increase in the provision for credit losses of $0.2 million and $0.2 million, respectively.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. The Company had no long-lived asset impairments as of September 30, 2026 and June 30, 2026.

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

Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities, is principally dependent upon achievement of projected future taxable income. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The Company had no valuation allowance as of September 30, 2026 and June 30, 2026.

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

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

The following table sets forth our consolidated statements of income data as a percentage of revenue for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,		Percentage Change
	2026	2025
Revenue	100%	100%
Costs and expenses:
Educational services	58.4%	53.3%	5.1%
General and administrative	35.9%	31.3%	4.6%
General and administrative – related party	0.4%	0.9%	-0.5%
Depreciation and amortization	0.9%	0.6%	0.3%
Total costs and expenses	95.6%	86.1%	9.5%
Operating income	4.4%	13.9%	-9.5%
Loss on disposal of fixed assets	-%	-%	-%
Interest expense	-0.1%	-0.2%	0.1%
Interest income	1.6%	1.6%	-%
Income before income taxes	6.0%	15.3%	-9.3%
Income tax expense	-1.6%	-4.1%	2.5%
Net income	4.3%	11.3%	-7.0%

Revenue. Tuition and related revenue for the three months ended September 30, 2026, increased by $0.6 million, or 3.1%, to $20.0 million, compared to $19.4 million for the same period in 2025 driven by new student starts of 1,006 resulting in a 5.4% increase in student enrollment to 3,684.

Educational services. Educational services expense for the three months ended September 30, 2026 increased by $1.3 million, or 13.0%, to $11.7 million, compared to $10.3 million in the prior year period. The increase was primarily driven by increases in personnel costs, including payroll taxes, of $0.5 million, rent and occupancy costs of $0.5 million, including the Phase 2 premises of our Wildomar, California lease that commenced on July 1, 2026, externship fees of $0.2 million and share-based compensation of $0.1 million. As a percentage of revenue, educational expenses increased from 53.3% to 58.4% primarily due to higher personnel and rent and occupancy costs.

General and administrative expense. Our general and administrative expense was $7.2 million for the three months ended September 30, 2026 compared to $6.1 million for the three months ended September 30, 2025, an increase of $1.1 million, or 18.2%. The increase was primarily attributable to an estimated legal settlement of $0.7 million, increases in professional fees of $0.5 million and in computer support and business insurance of $0.1 million each, partially offset by a decrease in advertising expense of $0.3 million. Of the total general and administrative expense, $1.3 million and $1.6 million related to advertising expense for the three months ended September 30, 2026 and 2025, respectively.

Depreciation and amortization. Our depreciation and amortization expense was $0.2 million for the three months ended September 30, 2026 compared to $0.1 million for the three months ended September 30, 2025. The increase was primarily attributable to capital expenditures associated with campus expansion and equipment purchases to support program growth.

Interest expense. Our interest expense was $13,155 for the three months ended September 30, 2026 compared to $43,960 for the three months ended September 30, 2025. The decrease was primarily attributable to the exchange of a $500,000 promissory note for common stock in May 2026 and repayments of outstanding debt balances.

Income tax expense. Our income tax expense was $0.3 million for the three months ended September 30, 2026 compared to $0.8 million for the three months ended September 30, 2025.

Net Income. Our net income was $0.9 million for the three months ended September 30, 2026 compared to $2.2 million for the three months ended September 30, 2025, a decrease of $1.3 million, or 60.3%, due to the reasons mentioned above.

Liquidity and Capital Resources

Our cash and cash equivalents were $21.7 million and $22.7 million as of September 30, 2026, and June 30, 2026, respectively.

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

Capital expenditures were $0.2 million and $0.2 million for the three months ended September 30, 2026, and 2025, respectively.

In September 2026, CCC entered into a lease for its planned new campus in Houston, Texas with an initial term of 130 months and total base rent of $6.9 million, with base rent abated for the first ten months of the lease term. CCC will also pay its pro rata share of the building’s operating expenses, rent on any portion of the premises it occupies before the commencement date defined in the lease, and any tenant improvement costs in excess of the landlord’s allowance. See Note 11 – Lease Commitments to our consolidated financial statements.

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

Financial responsibility

Based on the financial statements for the fiscal year ended June 30, 2025, we satisfied the composite score requirement of the financial responsibility test which institutions must satisfy in order to participate in the Title IV Programs. The composite score calculation for the fiscal year ended June 30, 2026, has not yet been completed and is due on December 31, 2026.

Cash Flow Activities for the Three Months Ended September 30, 2026 and 2025

Operating activities

Net cash (used in) provided by operating activities was $(0.9) million and $1.1 million for the three months ended September 30, 2026, and 2025, respectively. The decrease of $1.9 million was primarily attributable to lower net income, a decrease in income taxes payable compared with an increase in the prior-year period, a larger increase in prepaid expenses and a smaller increase in deferred unearned tuition, partially offset by a larger increase in accounts payable and accrued liabilities and a smaller increase in accounts receivable.

Accounts receivable increased to $21.6 million as of September 30, 2026 from $19.9 million as of June 30, 2026, primarily due to increased enrollment and tuition billings. The allowance for doubtful accounts increased to $2.3 million from $2.0 million, reflecting increased receivable balances and updated estimates of collectability based on historical experience and current economic conditions.

Investing activities

Net cash used in investing activities was $0.2 million for the three months ended September 30, 2026, compared to $0.2 million for the three months ending September 30, 2025. Cash used in investing activities during both periods primarily related to purchases of property and equipment.

Financing activities

Net cash used in financing activities was $0.03 million for the three months ended September 30, 2026, compared to net cash used in financing activities of $0.5 million for the three months ended September 30, 2025. Cash used in financing activities in both periods primarily related to principal payments on debt and the finance lease, partially offset by proceeds from the exercise of stock options.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended September 30, 2026, and 2025. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. There are aspects of ASU 2023-07 that apply to entities with one reportable segment. The Company adopted this guidance in the fiscal fourth quarter of 2025. The adoption of ASU 2023-07 is reflected in Note 2, “Summary of Significant Accounting Policies – Segment Reporting.” See Note 2, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements,” for accounting pronouncements issued but not yet adopted.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There have been no significant changes in our internal control over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2026 as filed with the SEC on September 24, 2026 (“Annual Report”). Other than the information set forth in this Form 10-Q, including the section titled “Regulatory Updates,” there have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

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

(c) Issuer Purchases of Equity Securities.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During our quarter ended September 30, 2026, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K of the Exchange Act.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY EDUCATION INC.

Date: November 12, 2026	By:	/s/ LeeAnn Rohmann
LeeAnn Rohmann
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Brandon Pope
Brandon Pope
Chief Financial Officer
(Principal Financial and Accounting Officer)

